Form 10QSB
period 1999-03-31
NEW COMMERCE BANCORP
filed 1999-05-17
CIK 1075945

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended March 31, 1999
                                                   ---------------

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ----------------   --------------

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

       South Carolina                                    58-2403844
       --------------                                    ----------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

          One Five Fork Plaza Court, Simpsonville, South Carolina 29681
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 288-3337
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Two hundred thousand shares of common stock, par value $.01 per share, were issued and outstanding as of May 10, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                              NEW COMMERCE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS
                                                                           MARCH 31,
                                                                             1999
                                                                           UNAUDITED
                                                                        ---------------
Cash and cash equivalents                                                        89,374
Interest-bearing deposits in banks                                              801,095
Land and Building                                                               568,855
Premises and equipment                                                          131,805
Deferred stock issue and organization costs                                     190,870
Option to purchase land                                                          20,000
                                                                        ---------------

         Total assets                                                   $     1,801,999
                                                                        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                             $             0
                                                                        ---------------
Commitments and Contingencies - See Note 2

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 10,000,000 shares authorized,
   200,000 shares issued and outstanding                                $         2,000
   Additional paid-in-capital                                                 1,998,000
   Deficit accumulated during the development stage                            (198,001)
                                                                        ----------------


         Total liabilities and stockholders' equity                     $     1,801,999
                                                                        ===============

   The accompanying notes are an integral part of these financial statements.

                              NEW COMMERCE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                 PERIOD FROM
                                            FOR THE THREE     INCEPTION (JULY 17,
                                             MONTHS ENDED       1998) THROUGH
                                            MARCH 31, 1999      MARCH 31, 1999
                                            --------------   --------------------
REVENUES
     Interest income                        $        6,184   $             6,184
                                            --------------   -------------------

         Total revenues                              6,184                 6,184

EXPENSES
     Salaries and employee benefits                 82,919                82,919
     Occupancy and equipment expenses                6,638                18,783
     Other operating expenses                       68,104               102,483
                                            --------------   -------------------

         Total expenses                            157,661               204,185
                                            --------------   -------------------

         Net loss                           $     (151,477)  $          (198,001)
                                            ==============   ===================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                $        (0.76)  $             (0.99)
                                            ==============   ===================



   The accompanying notes are an integral part of these financial statements.

                              NEW COMMERCE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                                  UNAUDITED
                                                                 -----------
OPERATING ACTIVITIES
     Net loss                                                    $  (151,477)

         Net cash used for operating activities                     (151,477)
                                                                 -----------

INVESTING ACTIVITIES

   Purchase of Land and Improvements                                (568,855)
   Purchase of property and equipment                               (123,587)
   Increase in deferred stock issue and organization costs           (47,443)
   Decrease in options to purchase land                               19,800
                                                                 -----------
         Net cash used for investing activities                     (720,085)


         Net decrease in cash                                       (871,562)

CASH, BEGINNING OF PERIOD                                          1,762,031
                                                                 -----------
CASH, END OF PERIOD                                              $   890,469
                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                              NEW COMMERCE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BUSINESS ACTIVITY AND ORGANIZATION

         New Commerce Bancorp (the "Company") was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of New Commerce Bank (the "Bank"), an association to be organized under the laws of the United States, which will conduct a general banking business in Simpsonville, South Carolina. The Bank's organizers have filed a joint application with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") to charter the proposed Bank and for FDIC insurance of the Bank's deposits. The Company has received preliminary approval from the OCC, and has received approval to become a bank holding company from the Federal Reserve Board (the "FRB") and the South Carolina State Board of Financial Institutions (the "State Board"). Upon obtaining all regulatory approval, the Company will be a registered bank holding company subject to regulation by the FRB and the State Board. The Company currently expects to receive all final approvals and open the Bank for business in mid-May.

         Since the inception, the Company has engaged in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

         The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

         The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 550,000 and a maximum of 800,000 shares of the Company's common stock at $10 per share. As of March 31, 1999 the Company had raised $581,000 through subscriptions for 58,100 shares of stock. As of May 10, 1999, the Company had raised in excess of $7 million with subscriptions for more than 700,000 shares of stock.

         The offering period is scheduled to expire on June 30, 1999 and the Company has reserved the right to extend it for further periods through February 1, 2000. The subscriptions are binding on subscribers and may not be revoked by subscribers without the consent of the Company. No subscription proceeds will be returned to subscribers unless the offering expires or is terminated by the Company before the issuance of shares and release of subscription proceeds to the Company. Subscribers will not have the right to receive interest on any subscription proceeds that are returned.

BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         The Company has established a $425,000 line of credit with a bank. This line is uncollateralized and is guaranteed by the organizers, jointly and severally. The line of credit bears interest at prime rate. No amounts are outstanding on this line of credit as of March 31, 1999.

         The Company has entered into a 12-month operating lease for a modular unit to temporarily serve as its first branch office. The lease requires monthly payments of approximately $3,100. The Company plans to construct a permanent building by the conclusion of the lease term.

         The Company entered into an employment agreement with its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer that includes a three-year compensation term, bonus plan, and incentive program. The agreements contain various termination clauses including abandonment of the effort to organize the Bank.


PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

         The Company's principal activities to date have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. In February 1999, the Company received preliminary approval from the OCC to charter the Bank. On March 10, 1999, the FDIC granted preliminary approval of deposit insurance application for the Bank. The Company has filed its application with the Federal Reserve to become a bank holding company.

         At March 31, 1999, the Company had total assets of $1,802,000, consisting principally of interest bearing deposits in other banks of $801,000 and land valued at $568,855. The Company also has property and equipment of $132,000, and deferred stock issue and organization costs of $191,000.

         The Company had a net loss of $(151,477) for the three months ended March 31, 1999. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

         Since the inception of the Company, all activities have consisted of organizing the Company and Bank, obtaining all required regulatory approvals, and selling stock subscriptions. All operations have been funded by proceeds from the organizers original investment of $2,000,000. The Company intends to devote the remainder of this fiscal year to completing the offering, completing the organization of the Bank, organizing and developing the other business activities of the Company and opening and operating the Bank. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve and the State Board of Financial Institutions for its applications seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

         Once opened the Bank will offer a full range of commercial banking services to individuals, and small business customers in its primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

         Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

         Following the offering, management believes the Company and the Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

         Currently, the Company has 6 employees and expects this number to increase to approximately 13 by the end of 1999.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these year 2000 problems and we do not anticipate that the year 2000 issue will materially impact our business or operations. We will rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we will also rely on a third party to process our data and account information. Because we are a new business, we have the ability to choose only those vendors who are ready for the year 2000, and therefore will not have to address problems in older systems. After our systems and equipment have been selected and installed, we will continue to monitor this situation up to and through the century change. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the Bank.

         We have prepared a comprehensive year 2000 plan to monitor and insure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully year 2000 compliant by August 30, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the year 2000 readiness of each vendor, review year 2000 testing completed by each vendor, test our own systems if necessary and reasonable, and require comprehensive year 2000 warranties from each vendor. Our investigation of each vendor will primarily consist of requesting and reviewing its year 2000 test results.

         Jack Henry & Associates, Inc. will provide our mission critical computer software and data processing services. Jack Henry is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. Jack Henry is currently in the process of testing its systems for year 2000 issues. Rather than test all of its customers individually, Jack Henry, like other vendors, is testing its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing is to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. We have investigated the possibility of participating directly in these tests, but will not be able to because these tests will be completed before our system is installed. Jack Henry has completed most of the testing of the systems we will be using. We have reviewed the methods and results of this testing and are satisfied that the tested systems are similar to ours and that the Jack Henry systems will function as intended on all critical year 2000 related dates. The Jack Henry system will include interfaces to other systems provided by other vendors, such as our ATM hardware. Jack Henry is in the process of testing these interfaces and will provide the results of these tests to us as soon as they are complete. We expect to have all of these test results prior to June 30, 1999.

         Our year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, telephone systems, credit card processors, and suppliers of office equipment such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and warranties of all of these vendors, and will be satisfied that all systems provided are year 2000 compliant before the end of August 1999. Based on our review of our vendor's systems and year 2000 testing results to date, we do not believe that any of them will have any significant year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the year 2000 readiness of the banking industry.

         Our agreements with each of our vendors, including Jack Henry, do and will include contractual assurances and warranties regarding year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We are also in the process of evaluating our worst case scenario and developing contingency plans in case year 2000 issues do arise. Based on the information currently available, we do not believe that we have much year 2000 exposure and believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated year 2000 problems, although we cannot be sure.

         Our customers may also have year 2000 issues. Such issues could disrupt certain businesses with high year 2000 risk and affect their deposit balances and their ability to repay their loans. We intend to review each customer's exposure and assess year 2000 readiness through year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of year 2000 compliance. Although these surveys will be helpful, it would be very difficult for us to accurately assess the year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about year 2000 issues. To address this possible demand, we plan to have a higher percentage of our investment portfolio in readily accessible funds during this time frame.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         3.1.     *Articles of Incorporation, as amended

         3.2.     *Bylaws

         4.1.     *See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp's Articles of
                  Incorporation and Bylaws defining the rights of holders of the common stock

         4.2.     *Form of certificate of common stock

         10.1.    *Employment Agreement dated August 1, 1998 between New Commerce BanCorp and
                  James D. Stewart

         10.2.    *Agreement to Buy and Sell dated January 4, 1999, between New Commerce BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller

         10.3.    *Agreement to Buy and Sell dated September 30, 1998 between New Commerce
                  BanCorp, as buyer, and Stephen M. Young and Lewis P. Young, Trustees of Wilbert
                  Burial Vault, Inc., Profit Sharing Plan, as seller

         10.4     *Agreement to Buy and Sell dated October 26, 1998, between New Commerce
                  BanCorp, as buyer, and Hawkins Development Corporation, as seller

         10.5     *Sales Agency Agreement dated December 11, 1998 between New Commerce BanCorp and J.C. Bradford & Co.

         10.6     *Escrow Agreement dated October 27, 1998 between New Commerce BanCorp and
                  The Bankers Bank

         10.7     *Data Processing Services Agreement and Contract  Modification dated December 1,
                  1998 between New Commerce BanCorp and Jack Henry & Associates, Inc.

         10.8     *Form of Stock Warrant Agreement

         10.9     *Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King.

         27.1     Financial Data Schedule (for electronic filing purposes)

-------------------------------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NEW COMMERCE BANCORP




Date:   May 14, 1999                By:   /s/ James D. Stewart
       --------------------            ----------------------------------------
                                          James D. Stewart
                                          President and Chief Executive Officer


Date:   May 14, 1999                By:   /s/ Paula S. King
        -------------------            ----------------------------------------
                                          Paula S. King
                                          Senior Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


         EXHIBIT                    DESCRIPTION
         -------                    -----------
         3.1.     *Articles of Incorporation, as amended

         3.2.     *Bylaws

         4.1.     *See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp's Articles of
                  Incorporation and Bylaws defining the rights of holders of the common stock

         4.2.     *Form of certificate of common stock

         10.1.    *Employment Agreement dated August 1, 1998 between New Commerce BanCorp and
                  James D. Stewart

         10.2.    *Agreement to Buy and Sell dated January 4, 1999, between New Commerce BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller

         10.3.    *Agreement to Buy and Sell dated September 30, 1998 between New Commerce
                  BanCorp, as buyer, and Stephen M. Young and Lewis P. Young, Trustees of Wilbert
                  Burial Vault, Inc., Profit Sharing Plan, as seller

         10.4     *Agreement to Buy and Sell dated October 26, 1998, between New Commerce BanCorp, as buyer, and Hawkins Development Corporation, as seller

         10.5     *Sales Agency Agreement dated December 11, 1998 between New Commerce BanCorp and J.C. Bradford & Co.

         10.6     *Escrow Agreement dated October 27, 1998 between New Commerce BanCorp and
                  The Bankers Bank

         10.7     *Data Processing Services Agreement and Contract  Modification dated December 1,
                  1998 between New Commerce BanCorp and Jack Henry & Associates, Inc.

         10.8     *Form of Stock Warrant Agreement

         10.9     *Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King.

         27.1     Financial Data Schedule (for electronic filing purposes)

-------------------------------------

*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589