Form 10QSB
period 1999-06-30
NEW COMMERCE BANCORP
filed 1999-08-16
CIK 1075945

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549

                                  FORM 10-QSB

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1999

[ ]      Transition report under Section 13 or 15(d) to the Exchange Act
         For the transition period from __________________ to __________________

                         Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                              --------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             South Carolina                             58-2403844
             --------------                             ----------
         One Five Forks Plaza Court, Simpsonville, South Carolina 29681
                    (Address of Principal Executive Offices)

                                 (864) 288-3337
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         One million shares of common stock, par value $.01 per share, were issued and outstanding as of August 1, 1999.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                             NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                          June 30,            December 31,
                                                                            1999             1998 (Develop-
                                                                        (Unaudited)            ment stage
                                                                                              enterprise)
                                                                                               (Audited)
                                                                       ------------           -----------
ASSETS
Cash and due from banks                                                $    752,254           $ 1,762,031
Federal funds sold                                                        8,585,000                    --
Loans - net                                                               2,607,042                    --
Property - at cost, less accumulated                                      1,738,936                 8,218
     depreciation
Real estate options                                                              --                39,800
Deferred stock offering costs                                                    --               143,427
Federal Reserve Bank capital stock                                          210,000                    --
Other assets                                                                198,002                    --
                                                                       ------------           -----------
TOTAL                                                                  $ 14,091,234           $ 1,953,476
                                                                       ============           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                               $  4,714,939           $        --
Accrued expenses and other liabilities                                       30,595                    --
                                                                       ------------           -----------
Total liabilities                                                         4,745,534                    --
                                                                       ------------           -----------
Shareholders' Equity
         Common stock - $.01 par value, authorized
         10,000,000 shares, 1,000,000 and 200,000
         shares issued and outstanding at June 30,
         1999 and December 31, 1998, respectively                            10,000                 2,000
Additional paid-in capital                                                9,776,748             1,998,000
Retained earnings (deficit)                                                (441,048)              (46,524)
                                                                       ------------           -----------
Total shareholders' equity                                                9,345,700             1,953,476
                                                                       ------------           -----------
TOTAL                                                                  $ 14,091,234           $ 1,953,476
                                                                       ============           ===========


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                             NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      For the three           For the six
                                                                       months ended          months ended
                                                                      June 30, 1999          June 30, 1999
                                                                      -------------          -------------
INTEREST INCOME
         Loans (including fees)                                        $     13,000           $    13,000
         Investment securities                                               15,476                15,476
         Federal funds sold                                                  45,468                51,652
                                                                       ------------           -----------
         Total interest income                                               73,944                80,128
                                                                       ------------           -----------

INTEREST EXPENSE
         Deposits                                                             9,462                 9,462
                                                                       ------------           -----------
NET INTEREST INCOME                                                          64,482                70,666

Provision for Possible Loan Losses                                           22,629                22,629
                                                                       ------------           -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                               41,853                48,037

NONINTEREST INCOME
         Service charges                                                      1,820                 1,820
                                                                       ------------           -----------
Total Income                                                                 43,673                49,857
                                                                       ------------           -----------
NONINTEREST EXPENSES
         Salaries and employee benefits                                     277,274               331,204
         Occupancy, office and equipment                                     37,082                37,082
         Data Processing                                                      8,596                 8,596
         Insurance                                                            1,431                 1,431
         Postage and supplies                                                37,202                37,202
         Marketing                                                           61,761                61,761
         Other                                                               90,756               153,990
                                                                       ------------           -----------
         Total noninterest expense                                          514,102               631,266
                                                                       ------------           -----------
LOSS BEFORE INCOME TAX BENEFIT                                             (470,429)             (581,409)

INCOME TAX BENEFIT                                                         (148,434)             (186,885)
                                                                       ------------           -----------
NET LOSS                                                               $   (321,995)          $  (394,524)
                                                                       ------------           -----------

Net loss Per Common Share                                              $      (0.32)          $     (0.39)
                                                                       ============           -----------


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                             NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)



                                                                                         Accumulated
                                                            Additional     Retained         other           Total
                                       Common Stock          paid-in       Earnings     comprehensive   Shareholders'
                                    Shares       Amount      capital      (Deficit)        income          Equity
                                   -------      --------    -----------   ----------    ------------    ------------
Balance December 31, 1998          200,000      $  2,000   $  1,998,000  $   (46,524)  $          --      $1,953,476
Net loss                                --            --             --     (394,524)             --        (394,524)
Other comprehensive income
(loss), net of tax                                                                                         _________
Comprehensive income                    --            --             --           --              --       1,558,952
Issuance of common stock           800,000         8,000      7,992,000           --              --       8,000,000
Stock offering expenses                 --            --       (213,252)          --              --        (213,252)
                                 ---------      --------   ------------  -----------   -------------      ----------
Balance, June 30, 1999           1,000,000      $ 10,000   $  9,776,748  $  (441,048)  $          --      $9,345,700
                                 ---------      --------   ------------  -----------   -------------      ----------

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                             NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

OPERATING ACTIVITIES
         Net loss                                                          $   (394,524)
         Adjustments to reconcile net loss to net cash
              provided by operating activities
         Depreciation                                                             3,000
         Provision for possible loan losses                                      22,629
         Deferred income tax benefit                                           (186,885)
         Increase in other assets                                               (11,117)
         Increase in accrued expenses and other liabilities                      30,595
                                                                            -----------
         Net cash used for operating activities                                (536,302)
                                                                           ------------

INVESTING ACTIVITIES
         Net increase in federal funds sold                                  (8,585,000)
         Net increase in loans                                               (2,629,671)
         Capital expenditures for property                                   (1,733,718)
         Increase in Federal Reserve Bank capital stock                        (210,000)
         Decrease in real estate options                                         39,800
                                                                           ------------
         Net cash used for investing activities                             (13,118,589)
                                                                           ------------

FINANCING ACTIVITIES
         Net increase in deposits                                             4,714,939
         Issuance of capital stock, Net of stock offering costs               7,930,175
                                                                           ------------
         Net cash provided by financing activities                           12,645,114
                                                                           ------------
         Net Decrease in Cash and Due from Banks                             (1,009,777)
                                                                           ------------
         Cash and Due From Banks, Beginning of Period                         1,762,031
                                                                           ------------
         Cash and Due From Banks, End of Period                            $    752,254
                                                                           ============

CASH PAID FOR
         Interest                                                          $      5,664
                                                                           ------------

         Income Taxes                                                      $         --
                                                                           ============


 See Notes to Consolidated Financial Statements which are an integral part of these statements.

                             NEW COMMERCE BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Business activity and organization

         New Commerce Bancorp (the "Company") was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of New Commerce Bank (the "Bank"), an association organized under the laws of the United States, to conduct a general banking business in Simpsonville, South Carolina.

         Since inception through May 17, 1999, the Company had engaged in organizational and preopening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. On May 17, 1999, the Bank opened for business. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.


Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

         Until the Bank opened for business on May 17, 1999, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

Note 2 - Net Loss Per Common Share

         SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the six months ended June 30, 1999, and 1,000,000 for the three months ended June 30, 1999. The Company did not have any common stock equivalents during the six months ended June 30, 1999.

Part 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history, our ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

         Until May 17, 1999, the Company's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. In February 1999, the Company received preliminary approval from the OCC to charter the Bank. On March 10, 1999, the FDIC granted preliminary approval of deposit insurance application for the Bank. The Bank opened for business on May 17, 1999.

         The Company completed its stock offering on June 30, 1999 and sold the maximum of 1,000,000 shares of its common stock at $10 per share. The maximum offering raised $9,786,000, representing $10,000,000 in capital, reduced by sales agent commissions of $144,195 and stock offering expenses of $69,057. The Company capitalized the Bank with $8,250,000 of the proceeds of the stock offering. The remaining offering proceeds will be used to pay organization expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. However, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

         At June 30, 1999, the Company had total assets of $14,091,000, consisting principally of cash and due from banks of $752,000, federal funds sold of $8,585,000, net loans of $2,607,000, and property, at cost less accumulated depreciation, of $1,739,000. Liabilities at June 30, 1999 totaled

$4,746,000, consisting of deposits of $4,715,000 and accrued expenses and other liabilities of $31,000. At June 30, 1999, shareholders' equity was $9,346,000.

         The Company had a net loss of $394,500 for the six months ended June 30, 1999. These losses resulted primarily from expenses incurred in connection with activities relating to the organization of the Company and preopening activities of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. With respect to the Bank, these activities included completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and taking other actions necessary for a successful bank opening. Through June 30, 1999, the Company incurred organization and preopening costs of approximately $469,000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities". Because the Bank did not open until May 17, 1999, it has had minimal operations from which to generate revenues.

         From its opening date through June 30, 1999, the Bank raised $4.7 million in deposits and loaned $2.6 million, net of the loan loss reserve. Net interest income totaled $71,000 and net interest income after the provision for loan losses amounted to $48,000. Since the Bank has been open for less than two months, a more detailed discussion of the Bank's results of operations is not meaningful.

Year 2000 Readiness

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these year 2000 problems and we do not anticipate that the year 2000 issue will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we also rely on a third party to process our data and account information. As a new bank, we had the ability to choose only those vendors who are ready for the year 2000 and, therefore, would not have to address problems in older systems. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the Bank.

         We have prepared a comprehensive year 2000 plan to monitor and ensure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services and other office equipment. We have budgeted $12,000 for the execution of this plan and the plan calls for us to have all systems in place and be fully year 2000 compliant by August 30, 1999, although the plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer, with oversight from our board of directors. Under the plan, we have investigated the year 2000 readiness of each vendor and required comprehensive year 2000 warranties from each vendor. We have reviewed year 2000 testing completed by each vendor, and tested our own systems to the extent we deemed necessary. Our investigation of each vendor primarily consists of requesting and reviewing its year 2000 test results.

         Jack Henry & Associates, Inc. provides our mission critical computer software and data processing services. Jack Henry is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. Jack Henry has tested its systems for year 2000 issues. Rather than test all of its customers individually, Jack Henry, like other vendors, tested its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing is to avoid the prohibitive cost of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. Banking regulators have approved this type of testing as a valid means of testing. Jack Henry has completed testing of the systems we are using. We have reviewed the methods and results of this testing and are satisfied that the tested systems are similar to ours and that the Jack Henry systems will function as intended on all critical year 2000 related dates.

         Our year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, telephone systems, credit card processors, and suppliers of office equipment. Under our plan, we have reviewed assurances and warranties of all of these vendors and intend to be satisfied that all systems provided are year 2000 compliant before August 31, 1999. Based on our review of our vendor's systems and year 2000 testing results to date, we do not believe that they will have any significant year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the year 2000 readiness of the banking industry.

         Our agreements with each of our vendors, including Jack Henry, do include contractual assurances and warranties regarding year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor which is not year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We are also in the process of evaluating our worst case scenario and developing contingency plans in case year 2000 issues do arise. We expect to have our contingency plans in place by August 31, 1999. Based on the information currently available, we believe that we will be able to continue to operate the business if one or more our vendors experience unanticipated year 2000 problems.

         Our customers may also have year 2000 issues. These issues could disrupt certain businesses with high year 2000 risk and affect their deposit balances and their ability to repay their loans. We are reviewing customer exposure and assessing year 2000 readiness through year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of year 2000 compliance. Although these surveys are helpful, it is very difficult for us to accurately assess the year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about year 2000 issues. To address this possible demand, we have developed a liquidity plan to include assessment of cash needs and we plan to have a higher percentage of investments in readily accessible federal funds. We have federal funds lines of credit available from two major correspondent banks and are in the process of obtaining approval to have the ability to use the Federal Reserve Bank's discount window.

                                    PART II
                               OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDING.

           There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES.

           (a) Not applicable.

           (b) Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.

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

           4.2.   *Form of certificate of common stock

          10.1.   *Employment Agreement dated August 1, 1998 between New
                  Commerce BanCorp and James D. Stewart

          10.2.   *Agreement to Buy and Sell dated January 4, 1999, between New
                  Commerce BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller

          10.3. *Agreement to Buy and Sell dated September 30, 1998 between New Commerce BanCorp, as buyer, and Stephen M. Young and Lewis P. Young, Trustees of Wilbert Burial Vault, Inc., Profit Sharing Plan, as seller

          10.4. *Agreement to Buy and Sell dated October 26, 1998, between New Commerce BanCorp, as buyer, and Hawkins Development Corporation, as seller

          10.5. *Sales Agency Agreement dated December 11, 1998 between New Commerce BanCorp and J.C. Bradford & Co.

          10.6. *Escrow Agreement dated October 27, 1998 between New Commerce BanCorp and The Bankers Bank

          10.7. *Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc.

          10.8.   *Form of Stock Warrant Agreement

          10.9. *Employment Agreement dated January 29, 1999 between New Commerce BanCorp and Paula S. King

          27.1.   Financial Data Schedule (for electronic filing purposes)







---------------------------------
 *Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589.

           (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 NEW COMMERCE BANCORP



Date:    August 13, 1999                        By:   /s/ James D. Stewart
------------------------                           -----------------------------------------------
                                                       James D. Stewart
                                                       President and Chief Executive officer


Date:    August 13, 1999                        By:   /s/ Paula S. King
------------------------                           -----------------------------------------------
                                                       Paula S. King
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

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

4.2.         *Form of certificate of common stock

10.1.        *Employment Agreement dated August 1, 1998 between New Commerce
             BanCorp and James D. Stewart

10.2.        *Agreement to Buy and Sell dated January 4, 1999, between New
             Commerce BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller

10.3.        *Agreement to Buy and Sell dated September 30, 1998 between New
             Commerce BanCorp, as buyer, and Stephen M. Young and Lewis P.
             Young, Trustees of Wilbert Burial Vault, Inc., Profit Sharing
             Plan, seller

10.4.        *Agreement to Buy and Sell dated October 26, 1998, between New
             Commerce BanCorp, as buyer, and Hawkins Development Corporation, as seller

10.5.        *Sales Agency Agreement dated December 11, 1998 between New
             Commerce BanCorp and J.C. Bradford & Co.

10.6.        *Escrow Agreement dated October 27, 1998 between New Commerce
             BanCorp and The Bankers Bank

10.7. *Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry
             & Associates, Inc.

10.8.        *Form of Stock Warrant Agreement

10.9.        *Employment Agreement dated January 29, 1999 between New Commerce
             BanCorp and Paula S. King

27.1.        Financial Data Schedule (for electronic filing purposes)


-------------------------
*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589