Form 10QSB
period 1999-09-30
NEW COMMERCE BANCORP
filed 1999-11-15
CIK 1075945

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
------   Act of 1934
         For the quarterly period ended  September 30, 1999

         Transition report under Section 13 or 15(d) to the Exchange Act For the transition period from __________________ to ___________________
------
                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                              --------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

       South Carolina                            58-2403844
       --------------                            ----------
  (State of Incorporation)            (I.R.S. Employer Identification No.)

         One Five Forks Plaza Court, Simpsonville, South Carolina 29681
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 288-3337
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         One million shares of common stock, par value $.01 per share, were issued and outstanding as of September 30,1999.

         Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                              NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31, 1998
                                                                  September 30,         (Development
                                                                       1999          Stage Enterprise)
                                                                   (Unaudited)           (Audited)
                                                                  -------------      -----------------
ASSETS
Cash and due from banks                                          $    519,604           $ 1,762,031
Federal funds sold                                                  5,398,120                    --
Securities, available for sale                                      3,198,390                    --
Federal Reserve Bank stock                                            210,000                    --
Federal Home Loan Bank stock                                           38,200
Loans - net                                                        11,928,029                    --
Property - at cost, less accumulated
   depreciation                                                     1,887,328                 8,218
Real estate options                                                        --                39,800
Deferred stock offering costs                                              --               143,427
Other assets                                                          342,695                    --
                                                                 ------------           -----------
Total assets                                                     $ 23,522,366           $ 1,953,476
                                                                 ============           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                         $ 14,232,095                   $--
Accrued expenses and other liabilities                                115,368                    --
                                                                 ------------           -----------
Total liabilities                                                  14,347,463                    --
                                                                 ------------           -----------
Shareholders' Equity
   Common stock - $.01par value, authorized
     10,000,000 shares, 1,000,000 and
     200,000 shares issued and outstanding at September
     30,1999 and December 31, 1998, respectively                       10,000                 2,000
Additional paid-in capital                                          9,764,550             1,998,000
Retained earnings (deficit)                                          (588,779)              (46,524)
Net unrealized holding loss on securities
  available for sale                                                  (10,868)                   --
                                                                 ------------           -----------
Total shareholders' equity                                          9,174,903             1,953,476
                                                                 ------------           -----------
Total liabilities and shareholders' equity                       $ 23,522,366           $ 1,953,476
                                                                 ============           ===========


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                  For the three          For the nine
                                                                   Months ended          Months ended
                                                                 September 30, 1999    September 30, 1999
                                                                 ------------------    ------------------
INTEREST INCOME
   Loans (including fees)                                        $    205,757                $   216,193
   Investment securities                                               35,500                     76,679
   Federal funds sold                                                  47,279                     73,228
                                                                 ------------                -----------
   Total interest income                                              288,536                    366,100
                                                                 ------------                -----------

INTEREST EXPENSE
   Deposits                                                            82,257                     91,718
                                                                 ------------                -----------
NET INTEREST INCOME                                                   206,279                    274,382

Provision for Possible Loan Losses                                     83,561                    106,190
                                                                 ------------                -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                          122,718                    168,192

NONINTEREST INCOME
   Service charges                                                      2,454                      3,038
   Other                                                               51,217                     54,434
                                                                 ------------                -----------
         Total noninterest income                                      53,671                     57,472
                                                                 ------------                -----------

TOTAL INCOME                                                          176,389                    225,664

NONINTEREST EXPENSES
   Salaries and employee benefits                                     228,946                    559,851
   Occupancy, office and equipment                                     27,433                     59,943
   Data processing                                                     41,106                     55,836
   Insurance                                                            1,572                      3,003
   Postage and supplies                                                11,340                     48,810
   Marketing                                                           43,481                    106,967
   Other                                                               28,642                    178,795
                                                                 ------------                -----------
   Total noninterest expense                                          382,520                  1,013,205
                                                                 ------------                -----------
LOSS BEFORE INCOME TAX BENEFIT                                       (206,131)                  (787,541)

INCOME TAX BENEFIT                                                    (60,447)                  (245,286)
                                                                 ------------                -----------
NET LOSS                                                         $   (145,684)               $  (542,255)
                                                                 ============                ===========

Net loss Per Common Share                                        $      (0.15)               $     (0.54)
                                                                 ============                ===========

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                   Common Stock                                Accumulated
                                                                     Additional     Retained      Other          Total
                                                                      paid-in       Earnings   comprehensive  Shareholder's
                                                Shares       Amount    capital      (Deficit)     income        Equity
                                                ------       ------    -------      ---------     ------        ------
Balance, December 31, 1998                      200,000   $ 2,000   $ 1,998,000    $ (46,524)   $     --    $ 1,953,476

Net loss                                             --        --            --     (542,255)         --       (542,255)

Other comprehensive income (loss),
  net of tax:
    Net change in unrealized holding losses
    on securities available for sale                 --        --            --           --     (10,868)       (10,868)
                                                                                                --------    -----------
Comprehensive income                                 --        --            --           --     (10,868)     1,400,353

Issuance of common stock                        800,000     8,000     7,992,000           --          --      8,000,000

Stock offering expenses                              --        --      (225,450)          --          --       (225,450)
                                              ---------   -------   -----------    ---------    --------    -----------

Balance, September 30, 1999                   1,000,000   $10,000   $ 9,764,550    $(588,779)   $(10,868)   $ 9,174,903
                                              ---------   -------   -----------    ---------    --------    -----------



See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              NEW COMMERCE BANCORP
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

OPERATING ACTIVITIES
   Net loss                                                                  $   (542,255)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation                                                                    12,000
   Provision for possible loan losses                                             106,190
   Deferred income tax benefit                                                   (245,286)
   Increase in other assets                                                       (97,409)
   Increase in accrued expenses and other liabilities                             115,368
                                                                             ------------
   Net cash used for operating activities                                        (651,392)
                                                                             ------------

INVESTING ACTIVITIES
   Net increase in federal funds sold                                          (5,398,120)
   Purchase of investment securities                                           (3,209,258)
   Net increase in loans                                                      (12,034,219)
   Capital expenditures for property                                           (1,891,110)
   Increase in Federal Reserve Bank capital stock                                (210,000)
   Increase in FHLB capital stock                                                 (38,200)
   Decrease in real estate options                                                 39,800
                                                                             ------------
   Net cash used for investing activities                                     (22,741,107)
                                                                             ------------

FINANCING ACTIVITIES
   Net increase in deposits                                                    14,232,095
   Issuance of capital stock, net of stock offering costs                       7,917,977
                                                                             ------------
   Net cash provided by financing activities                                   22,150,072
                                                                             ------------
   NET DECREASE IN CASH AND DUE FROM BANKS                                     (1,242,427)
                                                                             ------------
   Cash and Due From Banks, Beginning of Year                                   1,762,031
                                                                             ------------
   Cash and Due From Banks, End of Year                                      $    519,604
                                                                             ============

CASH PAID FOR
   Interest                                                                  $     66,891
                                                                             ============
   Income Taxes                                                              $         --
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

         Since inception through May 17, 1999, the Company had engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Bank opened for business on May 17, 1999. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

         The Company completed its stock offering on June 30, 1999 and sold the maximum of 800,000 shares of its common stock at $10 per share. We raised $7,774,550 in the offering representing $8,000,000 in proceeds, less sales agent commissions of $144,195 and stock offering expenses of $81,255. This amount is in addition to the $2,000,000 we previously raised through the sale of 200,000 shares of common stock sold to the organizers of the Company at $10.00 per share. The Company capitalized the Bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds are being used to pay organization expenses of the Company and to provide general working capital, including additional future capital for investment in the Bank, if needed. We believe this amount will be sufficient to fund the activities of the Company and the Bank in their initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. However, we cannot be sure that either the Bank or the Company will achieve any particular level of profitability or that we will not need additional capital in the future.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

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

NOTE 2 - STOCK OPTION PLAN

         On August 26, 1999, the Company adopted a stock incentive plan for the benefit of the directors, officers, and employees of the Company and the Bank. Under the plan, the Company may grant up to 150,000 options at an option price per share not less than the fair market value on the date of grant. On August 26, 1999, the Company granted 135,000 stock options that expire 10 years from the grant date and are subject to various vesting schedules to directors, officers and employees. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

NOTE 3 - NET LOSS PER COMMON SHARE

         SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the nine months ended September 30, 1999 and 1,000,000 for the three months ended September 30, 1999. The Company did not have any common stock equivalents during the nine months ended September 30, 1999. Stock options outstanding had no effect on the computation of weighted average shares outstanding.


NOTE 4 - FASB ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value in the balance sheets as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 ("Accounting for Derivative Instruments and Hedging Activities-Deferral of this Effective Date of FASB Statement No. 1343 - an amendment of the of the FASB Statement No. 133) and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company does not use derivative transactions at this time, management does not expect this standard to have a significant effect on the Company.

         In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise. The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Company.

         In February 1999, the FASB issued SFAS 135, "Rescission of FASB Statement No. 75 and technical Corrections". The SFAS provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension plans of sate and local governmental units. SFAS 135 is effective for fiscal years ending after February 15, 1999. This statement will have no effect on the financial statements of the Company.

         In June 1999, the FASB issued SFAS 136, "Transfers of assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" is effective for fiscal periods beginning after December 15, 1999. This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in specified manner. This statement will have no effect on the financial statements of the Company.

Part 1 - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and is thus prospective. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history, our ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors"
section in our Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

Balance Sheet Review

At September 30, 1999, the Company had total assets of $23,522,000 consisting principally of net loans of $11,928,000, federal funds sold of $5,398,000, securities of $3,198,000 and property, at cost less accumulated depreciation of $1,887,000. Liabilities at September 30, 1999 totaled $14,347,000, consisting of deposits of $14,232,000 and accrued expenses and other liabilities of $115,000. At September 30, 1999, shareholders' equity was $9,175,000. The Company's liquidity ratio (cash and due from banks, federal funds sold and investment securities as a percentage of total assets) was 38.76%.

Results of Operations

The Company had a net loss of $542,255, or $.54 per share for the nine months ended September 30, 1999. These losses included expenses incurred in connection with activities related to the organization of the Company and pre-opening activities of the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. With respect to the Bank, these activities included completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and taking other actions necessary for a successful bank opening. Through September 30, 1999, the Company incurred organization and preopening costs of approximately $515,000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities". Principal banking operations commenced on May 17, 1999.

Net interest income, the amount by which interest earned on assets exceeds the amount of interest expense paid or accrued on interest-bearing liabilities, is the largest component of the Company's income. Net interest income totaled $274,382 for the nine months ended September 30, 1999. The average yield on loans (including fees) for the nine months ended September 30, 1999 was 10.24 %, while the average yield on securities was 6.19 %.

Noninterest income for the nine months ended September 30, 1999 was $57,472. Service charges on deposit accounts totaled $3,038. Other fee income from our Private Business Manager program and from brokered mortgage loan origination fee income totaled $33,783 and $14,713, respectively.

Operating expenses for the period were $1,013,205 and consisted primarily of salaries and benefits of $559,851 and marketing expenses of $106,967.

The provision for loan losses and the reserve balance amounted to $106,190 at September 30, 1999. This reserve balance represents .88 % of gross loans. Management's judgment as to the adequacy of the allowance is based on a number of assumptions about future events that it believes is reasonable, but which may or may not be accurate. There can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses. The Company had no nonperforming loans or net charge-offs since commencing operations.

Year 2000 Readiness

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to try to minimize the risk that our computer and telecommunication systems will not have these year 2000 problems, and we currently do not anticipate that the year 2000 issue will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we also rely on a third party to process our data and account information. As a new bank, we chose only those vendors who demonstrated readiness for the year 2000, and therefore, we will not have to address problems in older systems. We will continue to monitor this situation up to and through the century change. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the Bank.

         We have prepared a comprehensive year 2000 plan to monitor and insure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services and other office equipment. We budgeted $12,000 for the execution of this plan. All of our systems are in place and we fully believe year 2000 compliant. The plan calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer, with oversight from our board of directors. Under the plan, we have investigated the year 2000 readiness of each of our vendors and required comprehensive year 2000 warranties from each vendor. We have reviewed year 2000 testing completed by each vendor, and tested our own systems if necessary and reasonable. Our investigation of each vendor primarily consisted of requesting and reviewing its year 2000 test results.

         Jack Henry & Associates, Inc. provides our mission critical computer software and data processing services. Jack Henry is a well-established company and provides computer systems and data processing services to hundreds of financial institutions throughout the United States. Jack Henry has tested its systems for year 2000 issues. Rather than test all of its customers individually, Jack Henry, like other vendors tested its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing is to avoid the prohibitive cost of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. Jack Henry has completed testing of the systems we are using. We have reviewed the methods and results of this testing and are satisfied that the tested systems are similar to ours and that the Jack Henry systems will function as intended on all critical year 2000 related dates.

         Our year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, telephone systems, credit card processors, and suppliers of office equipment. Under our plan, we have reviewed assurances and warranties of all of these vendors, and are satisfied that all systems provided are year 2000 compliant. Based on our review of our vendor's systems and year 2000 testing results to date, we do not believe that they will have any significant year 2000 problems. The Office of the Comptroller of the Currency and the FDIC are also monitoring the year 2000 readiness of the banking industry.

         Our agreements with each of our vendors, including Jack Henry, include contractual assurances and warranties regarding year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits. We have developed contingency plans, including our business resumption contingency plan, in case year 2000 issues do arise. Based on the information currently available, we believe that we will be able to continue to operate the business if one or more our vendors experience unanticipated year 2000 problems, although we cannot be sure.

         Our customers may also have year 2000 issues. Such issues could disrupt certain businesses with high year 2000 risk and affect their deposit balances and their ability to repay their loans. We are reviewing customer exposure and assessing year 2000 readiness through year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of year 2000 compliance. Although these surveys are helpful, it is very difficult for us to accurately assess the year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about year 2000 issues. To address this possible demand, we have developed a liquidity plan to included assessment of cash needs and plans to have a higher percentage of investments in readily accessible federal funds. We have federal funds lines of credit available from two major correspondent banks and have obtained approval to use the Federal Reserve Bank's discount window.

Proposed Legislation

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES.

         On June 30, 1999, the Company completed its initial public offering of its $0.01 par value common stock pursuant to a registration statement on form SB-2 which the Company filed with the SEC on January 14, 1999, and which the SEC declared effective on March 19, 1999. In the offering, the Company sold the maximum of 800,000 shares of common stock at a purchase price of $10.00 per share. The Company raised a gross amount of $8,000,000 in the offering, less sales agent commissions of $144,195 and stock offering expenses of $81,255, for a net proceeds to the Company from the offering of $7,774,550. This was in addition to the $2,000,000 which the Company previously raised through a sale of 200,000 shares of common stock to its organizers at $10.00 per share.

         The Company capitalized the Bank with a total of $8,250,000 from the net proceeds of the offering and the sale of securities to its organizers. These funds are being used by the Bank to fund the Bank's investment and lending operations, for leasing the Bank's temporary facilities, for purchase of the Bank's permanent site, for construction of the Bank's permanent offices, for leasing and purchasing furnishings and equipment for the operations of the Bank, and for other general working purposes.

         The remaining net proceeds have been used to pay the organization expenses of the Company and to provide general working capital, including additional future capital for investment in the Bank, if needed. The use of proceeds to date is not materially different from the anticipated use of proceeds described in the prospectus which was a part of the Company's registration statement. Other than salaries paid in the normal course of business, none of the proceeds of the offering were used to pay any amount to the officers or directors of the Company or the Bank or their affiliates.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to security holders for a vote during the three months ended September 30, 1999.

ITEM 5.    OTHER INFORMATION.

           On August 26, 1999, the Company adopted a stock incentive plan for the benefit of the directors, officers, and employees of the Company and the Bank. Under the plan, the Company may grant up to 150,000 options at an option price per share not less than the fair market value on the date of grant. On August 26, 1999, the Company granted135,000 stock options that expire 10 years from the grant date and are subject to various vesting schedules to directors, officers and employees. The

Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

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

           10.8.  *Form of Stock Warrant Agreement

           10.9.  *Employment Agreement dated January 29, 1999 between New Commerce BanCorp and Paula S. King

           10.10  New Commerce Bancorp 1999 Stock Incentive Plan

           27.1.  Financial Data Schedule (for electronic filing purposes)

------------------------
*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589.

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



                                 NEW COMMERCE BANCORP




Date:    November 15, 1999       By:   /s/ James D. Stewart
                                    --------------------------------
                                       James D. Stewart
                                       President and Chief Executive officer


Date:    November 15 1999        By:   /s/ Paula S. King
                                    -----------------------------------------
                                       Paula S. King
                                       Senior Vice President and
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

10.10             New Commerce Bancorp 1999 stock Incentive Plan

27.1.             Financial Data Schedule (for electronic filing purposes)


-------------------------
*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589