Form 10KSB
period 1999-12-31
NEW COMMERCE BANCORP
filed 2000-03-27
CIK 1075945

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
   [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999

         or

   [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________

                          Commission file no. 333-70589

                              NEW COMMERCE BANCORP
                              --------------------
                 (Name of Small Business Issuer in Its Charter)

           South Carolina                                                58-2403844
           --------------                                                ----------
   (State or Other Jurisdiction                                      (I.R.S. Employer
  of Incorporation or Organization)                                 Identification No.)

        1 Five Forks Plaza Court
      Simpsonville, South Carolina                                           29681
      ----------------------------                                           -----
(Address of Principal Executive Offices)                                   (Zip Code)

                                 (864) 288-3337
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's loss for its most recent fiscal year was $668,020. As of December 31, 1999, 1,000,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the company on March 1, 2000 is $7,899,820. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format.  (Check one):
                      Yes  [ ]             No  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's Proxy Statement and Annual Report.


================================================================================

ITEM 1.    DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         - significant increases in competitive pressure in the banking and financial services industries;

         - changes in the interest rate environment which could reduce anticipated or actual margins;

         - changes in political conditions or the legislative or regulatory environment;

         - general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         -        changes occurring in business conditions and inflation;

         -        changes in technology;

         -        changes in monetary and tax policies;

         -        changes in the securities markets; and

         - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


GENERAL

         New Commerce BanCorp was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of New Commerce Bank, an association organized under the laws of the United States, to conduct a general banking business in Simpsonville, South Carolina.

         Since our inception as a South Carolina corporation on July 22, 1998 through May 17, 1999, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, New Commerce Bank, to commence business as a financial institution. The bank opened for business on May 17, 1999 and engages in commercial banking business from our temporary office located at 1 Five Forks Plaza Court, in the City of Simpsonville, South Carolina (Greenville County). New Commerce Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortagage loans to the general public.

         We completed our stock offering on June 30, 1999, and sold the maximum of 800,000 shares of our common stock at $10 per share. We raised $7,774,550 in the offering representing, $8,000,000 in proceeds, less sales agent commissions of $144,195 and stock offering expenses of $81,255. This amount was in addition to the $2,000,000 previously raised through the sale of 200,000 shares of our common stock sold to our organizers at $10 per share. We capitalized the bank with $8,250,000 of the net proceeds of the offering and the sale of the shares to the organizers. The remaining net offering proceeds are being used to pay organization expenses of the company and to provide general working capital, including additional future capital for investment in our bank, if needed.

         The bank engages in a commercial banking business from our temporary office located at 1 Five Fork Plaza Court, in the City of Simpsonville, South Carolina (Greenville County). The bank is a full service commercial bank without trust powers. We offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, we provide such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, credit cards and automatic teller services.

MARKETING FOCUS

         The bank draws a large percentage of its business from the cities of Simpsonville, Mauldin, and Fountain Inn, and the unincorporated areas of Enoree and Southside, which are located in the southern portion of Greenville County. This area is known locally as the "Golden Strip" and is bound by Interstate 85 to the north, Highway 25 to the west, Laurens County to the south, and Spartanburg County to the east. The Golden Strip's median household income, household growth, and population growth trends have consistently outpaced the rest of Greenville County and the State of South Carolina.

         The bank targets its products and services to meet the needs of the area's customer base and is a full-service bank, initially focusing on providing small- to middle-market business loans, residential mortgages, and consumer loans to these customers. We expect that more than 75% of our bank's customer base will be derived from businesses and residents located in our primary service area. The primary service area represents a diverse market with a growing population and economy.

LOCATION AND SERVICE AREA

         While the bank does not compete with large institutions for the primary banking relationships of large corporations, it does compete for niches in this business and for the consumer business of their employees. It also focuses on small to medium-sized businesses and their employees. This includes retail, service, and wholesale distribution, manufacturing, and international businesses. The bank is active in providing residential mortgages, acquisition and development financing for subdivisions, and construction and permanent financing for commercial real estate, particularly owner occupied property.

DEPOSITS

         Our bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville County area. In addition, we offer certain retirement account services, such as individual retirement accounts. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

LENDING ACTIVITIES

         General. The bank emphasizes a range of lending services, including real estate, commercial, and consumer loans to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in its market area.

         Real Estate Loans. Our loan portfolio consists of approximately 50% loans that are secured by first or second mortgages on real estate. These loans generally fall into three categories: commercial real estate loans, construction and development loans, and residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity lines are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We may charge an origination fee for each loan.

         The principal economic risk associated with each category of anticipated loans, including real estate loans, is the cash flow capability and creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Commercial Real Estate Loans. Commercial real estate loans will generally have terms of three to seven years, although payments may be structured on a longer amortization basis. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which is different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Our bank attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-loan-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceeds 120% of monthly debt service obligations. The bank typically reviews the personal financial statements of the principal owners and requires their personal guarantees. One purpose of these reviews is to reveal secondary sources or payment and liquidity to support a loan request.

         Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The terms of construction and development loans are generally limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Risks include:

         -        cost overruns,
         -        mismanaged construction,
         -        inferior or improper construction techniques,
         -        economic changes or downturns during construction,
         -        a downturn in the real estate market,
         - rising interest rates which may prevent sale of the property, and
         -        failure to sell completed projects in a timely manner.

The bank attempts to reduce risk by obtaining personal guarantees where possible, and by keeping the loan to value ratio of the completed project below specified percentages. We also reduce the risk by selling participations in larger loans to other institutions when possible.

         Residential Real Estate Loans. Residential real estate loans generally have longer terms up to 30 years. The bank offers fixed and adjustable rate mortgages. We do not expect any credit risk on these loans as they are underwritten through a third party agent without any recourse against the bank.

         Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. Asset based lending, leasing, and factoring is offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for our bank.

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal. The principal economic risk associated with consumer loans is the creditworthiness and cash flow of our borrowers. The principal competition for consumer loans is the established banks in the Greenville County area.

         We also offer home equity lines. The underwriting criteria for and the risks associated with home equity lines will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

         Credit Administration. As part of its regular examination process, the Office of the Comptroller of the Currency reviews our capital adequacy, asset quality, management and board supervision, and other matters. See the discussion below under "Supervision and Regulation - New Commerce Bank." In part in response to our first examination, we have begun implementing more effective risk management systems to minimize the amount of credit risk in our loan portfolio. For example, our risk management systems now enable us to generate reports of past due loans, risk rating, documentation, and policy exceptions. In addition, we have formed a board/oversight compliance committee to supervise administration of our loan portfolio, we have appointed our chief executive officer to serve as our chief credit officer, and we conduct internal peer reviews of our loan files. We also use an outside consulting firm to review our loan portfolio for safety and soundness and compliance. This consultant reports directly to our board/oversight compliance committee.

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers' loan committee. Our bank has established individual loan officer lending limits, and any loan in excess of this lending limit will be approved by the directors' loan committee. In part in response to our first regulatory examination, we have reduced the amount of our officers' lending individual authorities. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is made on terms not more favorable to such person than would be available to a person not affiliated with us.

         Lending Limits. Our bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the bank internally limits loan exposure to any borrower at $500,000. This limit will increase or decrease as our bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other bank services include commercial cash management services, commercial courier services, business manager receivables based lending program and extended hours of operation. In addition, we provide services such as an 800 number, 24-hour telephone voice response system, drive up ATMs, strategically placed cash dispenser locations, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with the Honor and Cirrus ATM networks that may be used by our customers throughout Greenville County and other regions. The bank also offers a debit card, VISA credit card services, and merchant bankcards through a correspondent bank as an agent for us.

COMPETITION

         Competition in our bank's primary service area is intense. As of June 1999, there were more than 31 banking offices representing 13 financial institutions operating in the Golden Strip holding $653 million in deposits.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. We are competing with financial institutions which have much greater financial resources than we have, and which may be able to offer more and unique services and possibly better terms to their customers. However, we believe that we are attracting sufficient deposits to enable us to compete effectively with other area financial institutions. The bank believes it has the advantage of being locally owned and managed, enabling it to benefit from the high visibility and excellent business contacts of its organizers.

EMPLOYEES

         As of March 15, 2000, we had 12 full-time employees and no part-time employees operating out of our temporary facility in Simpsonville.


                           SUPERVISION AND REGULATION

         Both holding companies and national banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect New Commerce BanCorp and New Commerce Bank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex, and we refer you to the particular statutes, and regulatory provisions for a thorough understanding.

GRAMM-LEACH-BLILEY ACT

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

NEW COMMERCE BANCORP

         Because it owns the outstanding capital stock of the bank, New Commerce BanCorp is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, New Commerce BanCorp is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         -        banking and managing or controlling banks;
         - furnishing services to or performing services for its subsidiaries; and
         - engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         -        acquiring substantially all the assets of any bank;
         - acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         -        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either New Commerce BanCorp has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. New Commerce BanCorp's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         -        making or servicing loans and certain types of leases;
         - engaging in certain insurance and discount brokerage activities;
         -        performing certain data processing services;
         - acting in certain circumstances as a fiduciary or investment or financial adviser;
         -        owning savings associations; and
         - making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on New Commerce BanCorp under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, New Commerce BanCorp is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to New Commerce BanCorp. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." New Commerce BanCorp is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, New Commerce BanCorp is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which New Commerce BanCorp might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between New Commerce BanCorp and its subsidiaries.

NEW COMMERCE BANK

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

         -        security devices and procedures;
         -        adequacy of capitalization and loss reserves;
         -        loans;
         -        investments;
         -        borrowings;
         -        deposits;
         -        mergers;
         -        issuances of securities;
         -        payment of dividends;
         -        interest rates payable on deposits;
         -        interest rates or fees chargeable on loans;
         -        establishment of branches;
         -        corporate reorganizations;
         -        maintenance of books and records; and
         - adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         -        internal controls;
         -        information systems and audit systems;
         -        loan documentation;
         -        credit underwriting;
         -        interest rate risk exposure; and
         -        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching. The law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         - the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         - the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either New Commerce BanCorp or New Commerce Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         -        submit a capital restoration plan;

         -        raise additional capital;
         - restrict their growth, deposit interest rates, and other activities;
         -        improve their management;
         -        eliminate management fees; or
         -        divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2.    DESCRIPTION OF PROPERTY

         The bank is located in a temporary facility at 1 Five Forks Plaza Court at the intersection of Batesville Road and Woodruff Road in Simpsonville, South Carolina. Our permanent branch is under construction at this site and is scheduled for completion by June 1, 2000. The projected cost of this 3,050 square foot facility is estimated at $485,000. Our main office is also under construction at Butler Road and I-385 in Mauldin, South Carolina. This 12,089 square foot facility is projected to cost approximately $1.4 million and is scheduled for completion by April 30, 2000. In October 1999, we purchased a building for $400,000. We intend to open this branch within the next three years.

ITEM 3.    LEGAL PROCEEDINGS.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since our public offering on March 19, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "NCBS". The company's articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,000,000 shares, for a total of $10,000,000, were sold in the initial public offering and are outstanding as of March 15, 2000. We have 506 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since the company's common stock began trading publicly on March 19, 1999.

                                                           STOCK PRICE
                                                           -----------
                                                      HIGH             LOW
1999
Third Quarter                                         $10.00           $10.00
Fourth Quarter                                        $10.00           $10.00

         All outstanding shares of common stock of the company are entitled to share equally in dividends from funds legally available when, and if, declared by the Board of Directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from its initial public offering. The information provided below is given as of December 31, 1999.

                  (1) The company's registration statement on Form SB-2 (File No. 333-70589) was declared effective by the Commission on March 19, 1999.

                  (2)      The offering commenced on March 19, 1999.

                  (3) The offering did not terminate before any securities were sold.

                  (4)      (i)      The offering terminated on June 30, 1999,
                                    upon the sale of all the securities that the company had registered.

                           (ii) J.C. Bradford & Co. served as a sales agent for the offering. In addition, the company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                           (iii)    Common stock was the only class of
                                    securities registered in the offering.

                           (iv)     1,000,000 shares ($10,000,000) of common
                                    stock were registered, of which 1,000,000 shares ($10,000,000) were sold.

                           (v) The company incurred approximately $248,300 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (vi) The net proceeds to the company after deducting the total expenses described above were $9,751,700.

                           (vii) Through December 31, 1999, $986,869 of the net proceeds of the offering were invested in securities and cash, $7,595,221 was invested in the company's bank subsidiary; and $510,602 was used to pay organization and pre-opening costs. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company, except for approximately $257,000 paid as salaries to our officers.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         In response to this Item, the information contained on pages 4 through 13 of the company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 14 through 30 of the company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2000 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 is incorporated herein by reference.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1. See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Employment Agreement dated August 1, 1998 between New Commerce BanCorp and James D. Stewart (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No.
         333-70589).

10.2 Agreement to Buy and Sell dated January 4, 1999, between New Commerce BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 Agreement to Buy and Sell dated September 30, 1998 between New Commerce BanCorp, as buyer, and Stephen M. Young and Lewis P. Young, Trustees of Wilbert Burial Vault, Inc., Profit Sharing Plan, as seller (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No.
         333-70589).

10.4 Agreement to Buy and Sell dated October 26, 1998, between New Commerce BanCorp, as buyer, and Hawkins Development Corporation, as seller (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 Sales Agency Agreement dated December 11, 1998 between New Commerce BanCorp and J.C. Bradford & Co. (incorporated by reference to Exhibit
         10.5 of the Registration Statement on Form SB-2, File No.
         333-70589).

10.6 Escrow Agreement dated October 27, 1998 between New Commerce BanCorp and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

10.7 Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.8     Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.9 Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-70589).

10.10    New Commerce BanCorp 1999 Stock Incentive Plan

13.1.    The Company's 1999 Annual Report

21.1.    Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW COMMERCE BANCORP


Date:   March   24, 2000              By:  /s/ James D. Stewart
     ----------------------------          -------------------------------------
                                           James D. Stewart
                                           President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Stewart, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                    Title                               Date
---------                                    -----                               ----
/s/ Richard W. Bailey
------------------------------------
Richard W. Bailey                           Director                           03/24/00


/s/ Timothy A. Brett
------------------------------------
Timothy A. Brett                            Director                           03/24/00


/s/ Marshall J. Collins, Jr.
------------------------------------
Marshall J. Collins, Jr.                    Director                           03/24/00

Signature                                    Title                               Date
---------                                    -----                               ----
/s/ Ralph S. Crawley
------------------------------------
Ralph S. Crawley                            Director                           03/24/00


/s/ G. Mitchell Gault
------------------------------------
G. Mitchell Gault                           Director                           03/24/00


/s/ Tommy D. Greer
------------------------------------
Tommy D. Greer                              Director                           03/24/00


/s/ Bobby L. Johnson
------------------------------------
Bobby L. Johnson                            Director                           03/24/00


/s/ Robert T. Kellett
------------------------------------
Robert T. Kellett                           Director                           03/24/00


/s/ Dennis O. Raines
------------------------------------
Dennis O. Raines                            Director                           03/24/00


/s/ Curran A. Smith
------------------------------------
Curran A. Smith                             Director                           03/24/00


/s/ James D. Stewart
------------------------------------
James D. Stewart                            Director                           03/24/00


/s/ Paula S. King
------------------------------------
Paula S. King                               Principal Accounting               03/24/00
                                            Officer, and Chief
                                            Financial Officer of the Bank

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------
3.1.     Articles of Incorporation, as amended (incorporated by reference to
         Exhibit 3.1 of the Registration Statement on Form SB-2, File No.
         333-70589).

3.2.     Bylaws (incorporated by reference to Exhibit 3.2 of the Registration
         Statement on Form SB-2, File No. 333-70589).

4.1.     See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp's
         Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No.
         333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1. Employment Agreement dated August 1, 1998 between New Commerce BanCorp and James D. Stewart (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2.    Agreement to Buy and Sell dated January 4, 1999, between New Commerce
         BanCorp, as buyer, and The Bess G. Kirkland Trust, as seller
         (incorporated by reference to Exhibit 10.2 of the Registration
         Statement on Form SB-2, File No. 333-70589).

10.3.    Agreement to Buy and Sell dated September 30, 1998 between New Commerce
         BanCorp, as buyer, and Stephen M. Young and Lewis P. Young, Trustees of
         Wilbert Burial Vault, Inc., Profit Sharing Plan, as seller
         (incorporated by reference to Exhibit 10.3 of the Registration
         Statement on Form SB-2, File No. 333-70589).

10.4.    Agreement to Buy and Sell dated October 26, 1998, between New Commerce
         BanCorp, as buyer, and Hawkins Development Corporation, as seller
         (incorporated by reference to Exhibit 10.4 of the Registration
         Statement on Form SB-2, File No. 333-70589).

10.5.    Sales Agency Agreement dated December 11, 1998 between New Commerce
         BanCorp and J.C. Bradford & Co. (incorporated by reference to Exhibit
         10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.6. Escrow Agreement dated October 27, 1998 between New Commerce BanCorp and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

10.7.    Data Processing Services Agreement and Contract Modification dated
         December 1, 1998 between New Commerce BanCorp and Jack Henry &
         Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.8.    Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.9. Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-70589).

10.10.   New Commerce BanCorp 1999 Stock Incentive Plan

13.1.    The Company's 1999 Annual Report

21.1.    Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)