Form 10QSB
period 2000-03-31
NEW COMMERCE BANCORP
filed 2000-05-15
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
            -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          South Carolina                             58-2403844
          --------------                             ----------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

              501 New Commerce Court, Mauldin, South Carolina 29662
        ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                ---------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of May 5, 2000.

         Transitional Small Business Disclosure Format (check one)
                                                                Yes     No   X
                                                                   ---     ---

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              New Commerce BanCorp
                           Consolidated Balance Sheets

                                                                          March 31,                    December 31,
                                                                             2000                           1999
                                                                          (Unaudited)                    (Audited)
                                                                          -----------                    ---------
Assets

Cash and due from banks                                                  $ 1,830,572                   $ 1,608,350
Federal funds sold                                                         1,508,719                     5,838,023
Securities, available for sale                                             6,177,616                     3,019,557
Securities, held to maturity                                                 940,302                       965,005
Federal Reserve Bank stock                                                   237,250                       237,250
Federal Home Loan Bank stock                                                  38,200                        38,200
Loans - net                                                               13,560,448                    12,855,083
Property - at cost, less accumulated
   depreciation                                                            3,168,689                     2,585,116
Other assets                                                                 576,633                       400,758
                                                                       -------------                 -------------
Total assets                                                             $28,038,429                   $27,547,342
                                                                       =============                 =============

Liabilities and Shareholders' Equity

Deposits                                                                 $19,004,383                   $18,390,695
Accrued expenses and other liabilities                                       120,068                       144,548
                                                                       -------------                 -------------
Total liabilities                                                         19,124,451                    18,535,243
                                                                       -------------                 -------------
Shareholders' Equity

 Common stock - $.01par value,  authorized
     10,000,000 shares,  1,000,000 shares
     issued and outstanding at March 31, 2000 and
     December 31, 1999                                                       10,000                         10,000
Additional paid-in capital                                                9,741,658                      9,741,658
Retained earnings (deficit)                                               ( 786,307)                      (714,544)
Net unrealized holding loss on securities
  Available for sale                                                        (51,373)                       (25,015)
                                                                       ------------                  -------------
Total shareholders' equity                                                8,913,978                      9,012,099
                                                                       ------------                  -------------
Total liabilities and shareholders' equity                              $28,038,429                    $27,547,342
                                                                       ============                  =============


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              New Commerce BanCorp
                      Consolidated Statements of Operations
                       For the three months ended March 31
                                   (Unaudited)


                                                                            2000                    1999
                                                                            ----                    ----

INTEREST INCOME
   Loans (including fees)                                              $   316,429           $         ---
   Investment securities                                                   111,169                   6,184
   Federal funds sold                                                       47,139                     ---
                                                                   ---------------         ---------------
   Total interest income                                                   474,737                   6,184
                                                                   ---------------         ---------------

INTEREST EXPENSE
   Deposits                                                                200,507                     ---
                                                                   ---------------         ---------------
NET INTEREST INCOME                                                        274,230                   6,184

Provision for Possible Loan Losses                                         20,304                     ---
                                                                   ---------------         ---------------
NET INTEREST INCOME AFTER

   PROVISION FOR LOAN LOSSES                                               253,926                   6,184
NONINTEREST INCOME

   Service charges                                                           8,864                     ---
   Other                                                                    13,987                     ---
                                                                   ---------------         ---------------
         Total noninterest income                                           22,851                     ---
                                                                   ---------------         ---------------

TOTAL INCOME                                                               276,777                   6,184

NONINTEREST EXPENSES
   Salaries and employee benefits                                          201,875                  82,919
   Occupancy, office and equipment                                          66,148                   6,638
   Data processing                                                          15,470                     ---
   Postage and supplies                                                     13,262                     ---
   Marketing                                                                31,530                     ---
   Other                                                                    50,216                  68,104
                                                                   ---------------         ---------------
   Total noninterest expense                                               378,501                 157,661
                                                                   ---------------         ---------------
LOSS BEFORE INCOME TAX BENEFIT                                            (101,724)               (151,477)

INCOME TAX BENEFIT                                                         (29,961)               (  ---  )
                                                                   ---------------         ---------------
NET LOSS                                                              $    (71,763)         $     (151,477)
                                                                   ===============         ===============


Net loss Per Common Share                                             $       (.07)         $         (.76)
                                                                   ===============         ===============

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
                       for the period ended March 31, 2000
                                   (Unaudited)

                                                 Common Stock                                      Accumulated
                                             -------------------                                   -----------
                                                                       Additional    Retained         Other            Total
                                                                        paid-in      Earnings     comprehensive    Shareholder's
                                             Shares        Amount        capital     (Deficit)        income           Equity
                                             ------        ------        -------     ---------        ------           ------
Balance, December 31, 1999                  1,000,000      $10,000      $9,741,658    $(714,544)     $ (25,015)       $9,012,099

Net loss                                           --           --              --      (71,763)            --           (71,763)

Other comprehensive income (loss),
 net of tax:
    Net change in unrealized holding losses
    on securities available for sale               --           --              --           --        (26,358)          (26,358)
                                          -----------     --------      ----------    ---------     ----------      ------------
Comprehensive income                               --           --              --           --        (51,373)

Balance, March 31, 2000                     1,000,000      $10,000      $9,741,658    $(786,307)    $  (51,373)       $8,913,978
                                          -----------     --------      ----------    ---------     ----------      ------------



See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              New Commerce BanCorp
                       Unaudited Statements of Cash Flows
                          From December 31 to March 31

                                                                       2000               1999
                                                                       ----               ----
OPERATING ACTIVITIES
   Net loss                                                        $  (71,763)     $   (151,477)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation                                                        15,000              ---
   Provision for possible loan loss                                    20,304              ---
   Deferred income tax benefit                                        (29,961)             ---
    Increase in other assets                                         (145,914)             ---
   Decrease in accrued expenses and other liabilities                 (24,480)             ---
                                                                -------------      -----------
                                                                     (236,814)        (151,477)
Net cash used for operating activities                          -------------      -----------


INVESTING ACTIVITIES
   Net decrease in federal funds sold                               4,329,304              ---
   Purchase of investment securities                               (3,159,714)             ---
   Net increase in loans                                            ( 725,669)             ---
   Capital expenditures for property                                ( 598,573)        (692,442)

   Increase in deferred stock issuance and organization costs             ---          (47,443)

   Decrease in real estate options                                     19,800              ---
                                                                -------------      -----------
   Net cash used for investing activities                            (154,652)        (720,085)
                                                                -------------      -----------

FINANCING ACTIVITIES
   Net increase in deposits                                           613,688              ---
                                                                -------------      -----------
   Net cash provided by financing activities                          613,688              ---
   NET INCREASE(DECREASE) IN CASH AND DUE FROM BANKS                  222,222         (871,562)
                                                                -------------      -----------
   Cash and Due From Banks, Beginning of Year                       1,608,350        1,762,031
                                                                -------------      -----------
   Cash and Due From Banks, End of Year                         $   1,830,572      $   890,469
                                                                =============      ===========
CASH PAID FOR
   Interest                                                     $     194,212      $       ---
                                                                =============      ===========

   Income Taxes                                                 $         ---      $       ---
                                                                =============      ===========

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              New Commerce BanCorp
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation

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

         The Company sold 1,000,000 at $10 per share. The Company capitalized the Bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds are being used to pay organization expenses of the Company and to provide general working capital, including additional future capital for investment in the Bank, if needed. We believe this amount will be sufficient to fund the activities of the Company and the Bank in their initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. However, we cannot be sure that either the Bank or the Company will achieve any particular level of profitability or that we will not need additional capital in the future.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 1999 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

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

Note 3 - Net Loss Per Common Share

         SFAS No. 128, "Earnings Per Share" requires that the Company present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the three months ended March 31, 2000. The Company did not have any common stock equivalents during the three months ended March 31, 2000. Stock options outstanding had no effect on the computation of weighted average shares outstanding.

Note 4 - FASB Accounting Standards

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 ("Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133,"and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Company's financial results or financial position.

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

Part 1 - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999 and the results of operations for the three months ended March 31, 2000. Results of operations for the three months ended March 31,1999 reflect holding company activity prior to the opening of the Bank and therefore, a comparison with March 31, 2000 is not meaningful. The discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk
Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

Results of Operations for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999:

Net Interest Income

The largest component of the Company's net income is its net interest income, the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest margin is determined by dividing the net interest income by average earning assets. Net interest income for the three month period ended March 31, 2000 was $274,230. The annualized interest rate spread was 4.63% at March 31, 2000. Loans, the highest yielding component of earning assets, represented 61% of earning assets at March 31, 2000. Since loans often provide a higher yield than other types of earning assets, one of the Company's goals is to maintain its loan portfolio as the highest percentage of total earning assets. Loan interest income for the three month period ended March 31, 2000 totaled $316,429 while interest earned on investment securities and federal funds sold amounted to $111,169 and $47,139, respectively.

For the period ended March 31, 1999, net interest income totaled $6,184 and represented interest earned on the Company's escrow account maintained prior to the opening of the Bank.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $20,304. The loan loss reserve was $206,504 as of March 31, 2000, or 1.50% of gross loans as compared to $195,800 as of December 31, 1999, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the three month period ended March 31, 2000 was $22,851. Deposit account service charges represented $8,864, while brokered mortgage loan origination fees totaled $5,003. Fees on ATM and cash dispenser machines amounted to $5,565. The Company recorded no non-interest income for the three months ended March 31, 1999, or preopening of the Bank.

Non-Interest Expense

Non-Interest Expense for the three month period ended March 31, 2000 was $378,501. Of this amount, salaries and employee benefits comprised $201,875. Occupancy, office and equipment, including depreciation of furniture and equipment accounted for $66,148 for the three month period ended March 31, 2000, and marketing expenses totaled $31,530. Non-interest expense for the three month period ended March 31, 1999 amounted to $157,661 and consisted primarily of salaries and benefits and marketing and planning costs incurred during the preopening phase of the Bank.

Assets and Liabilities

During the first three months of 2000, total assets increased by $491,087 to $28,038,429. Net loans increased by $705,365 to $13,560,448. Since December 31,
1999, the Company shifted funds from federal funds sold to higher earning investment securities. Deposits increased by $613,688 to $19,004,383. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

Loans

Balances within the major loan categories as of March 31, 2000 and December 31, 1999 are as follows:

                                           March 31, 2000     December 31, 1999
                                          ---------------     -----------------
Commercial and Industrial                    $ 6,002,140       $    5,870,988
Real Estate - 1-4 Family                       2,247,849            2,182,255
Real Estate - Commercial                       4,594,933            4,014,790
Installment and consumer credit lines            922,030              982,850
                                              ----------         ------------
                                             $13,766,952        $  13,050,883
                                              ==========         ============

Allowance for loan loss, December 31, 1999   $   195,800
Provision                                         20,304
Charge-offs                                        9,600
                                             -----------
Allowance for loan loss, March 31, 2000      $   206,504
                                             -----------
Gross loans outstanding, December 31, 1999   $13,050,883
                                             -----------
Gross loans outstanding, March 31, 2000      $13,766,952
                                             -----------

Allowance for loan losses to loans outstanding, December 31, 1999    1.50 %
                                                                     -----

Allowance for loan losses to loans outstanding,  March 31, 2000      1.50%
                                                                     -----

Deposits

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                          March 31,  2000    December 31, 1999
                                          ---------------    -----------------
Non-interest bearing demand deposits       $3,591,032           $  2,824,668
Interest-bearing checking                   6,900,121              6,654,818
Savings deposits                              210,169                178,404
Money market accounts                       3,672,050              3,951,492
Time deposits less than $100,000            2,533,010              2,415,499
Time deposits of $100,000 or more           2,098,001              2,365,814
                                          -----------           ------------
                                          $19,004,383           $ 18,390,695
                                          ===========           ============

Liquidity Management

At March 31, 2000, the Company's liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,339,291 and represented 11.9% of total assets. Investment securities totaled $7,393,368. These securities provide a secondary source of liquidity since they can be converted to cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at March 31, 2000 was 72.4%. The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities and generation of deposits. In addition, the Company maintains lines of credit with correspondent banks in the amount of $3,500,000 and is a member of the Federal Home Loan Bank from which application for borrowings can be made for leverage purposes.

Management believes that its existing stable base of core deposits along with continued growth in this deposit base, will enable the Company to successfully meet its long-term liquidity needs.

Capital Adequacy

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%.

The following table summarizes the Company's risk-based capital at March 31, 2000 (in thousands):

                           Required amount     Percent  Actual amount    Percent

Tier 1 capital             $     662             4.0%   $  7,546         45.58%
Total capital                  1,324             8.0       7,753         46.83
Tier 1 leverage ratio          1,052             4.0       7,546         28.70

THE YEAR 2000

Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $10,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or of which any of their property is the subject.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K
         (a) Exhibits.

           See Exhibit Index attached hereto.

           (b)    Reports on Form 8-K.
There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEW COMMERCE BANCORP
                                    --------------------
                                    (Registrant)


Date:    May 5, 2000               By: /s/ James D. Stewart
                                       -----------------------------------------
                                       James D. Stewart

                                       President and Chief Executive Officer

                                   By:  /s/ Paula S. King
                                        ----------------------------------------
                                        Paula S. King

                                        Principal Accounting and Chief Financial
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

10.8.             *Form of Stock Warrant Agreement

10.9. *Employment Agreement dated January 29, 1999 between New Commerce BanCorp and Paula S. King

10.10 New Commerce Bancorp 1999 stock Incentive Plan (Incorporated by reference to the Company's Form 10-KSB for period ended December 31, 1999, File No. 333-70589).

27.1. Financial Data Schedule for period ended March 31, 2000 (for electronic filing purposes)

-------------------------
*Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-70589