Form 10QSB
period 2000-06-30
NEW COMMERCE BANCORP
filed 2000-08-14
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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


            501 New Commerce Court, Greenville, South Carolina 29607
            --------------------------------------------------------
                  (New Address of Principal Executive Offices)

                                 (864) 297-6333
                  ---------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         One Five Forks Plaza Court, Simpsonville, South Carolina 29681
         ---------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      --     --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of July 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                        --    --

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

                              New Commerce BanCorp
                           Consolidated Balance Sheets
                                                                           June 30,                     December 31,
                                                                             2000                           1999
                                                                          (Unaudited)                    (Audited)
                                                                          ----------                    -----------
Assets
Cash and due from banks                                                 $ 3,425,160                   $ 1,608,350
Federal funds sold                                                            -----                     5,838,023
Securities, available for sale                                            7,005,987                     3,019,557
Securities, held to maturity                                                914,401                       965,005
Federal Reserve Bank stock                                                  237,250                       237,250
Federal Home Loan Bank stock                                                 38,200                        38,200
Loans - net                                                              15,983,274                    12,855,083
Property and equipment - at cost, less accumulated
   depreciation                                                           4,369,921                     2,585,116
Other assets                                                                665,552                       400,758
                                                                       ------------                  ------------
Total assets                                                            $32,639,745                   $27,547,342
                                                                       ============                  ============


Liabilities and Shareholders' Equity
Deposits                                                                $23,372,567                   $18,390,695
Federal funds purchased                                                     307,120                         -----
Accrued expenses and other liabilities                                      159,881                       144,548
                                                                       ------------                 -------------
Total liabilities                                                        23,839,568                    18,535,243
                                                                       ------------                 -------------


Shareholders' Equity
 Common stock - $.01par value,  authorized
     10,000,000 shares,  1,000,000 shares issued
     and outstanding at June 30, 2000 and
     December 31, 1999                                                       10,000                        10,000
Additional paid-in capital                                                9,741,658                     9,741,658
Retained earnings (deficit)                                                (888,262)                     (714,544)
Net unrealized holding loss on securities
   available for sale                                                       (63,219)                      (25,015)
                                                                       ------------                 -------------
Total shareholders' equity                                                8,800,177                     9,012,099
                                                                       ------------                 -------------
Total liabilities and shareholders' equity                              $32,639,745                   $27,547,342
                                                                       ============                ==============


See Notes to Consolidated Financial Statements which are an integral part of these statements.

-----------------------------------------

Item 1. Financial Statements (continued)
-----------------------------------------

                              New Commerce BanCorp
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                       For the three   For the three    For the six    For the six
                                                       months ended    months ended     months ended   months ended
                                                       June 30,2000    June 30, 1999    June 30, 2000  June 30, 1999
                                                       -------------   -------------    -------------  -------------
INTEREST INCOME
   Loans (including fees)                                $  343,110      $   13,000        $  659,539     $   13,000
   Investment securities                                    138,594          15,476           249,763         15,476
   Federal funds sold                                        41,801          45,468            88,940         51,652
                                                        -----------     -----------    --------------    -----------

   Total interest income                                    523,505          73,944           998,242         80,128
                                                        -----------     -----------    --------------    -----------
INTEREST EXPENSE
   Deposits                                                 227,193           9,462           427,700          9,462
                                                        -----------     -----------     -------------    -----------

NET INTEREST INCOME                                         296,312          64,482           570,542         70,666

Provision for Possible Loan Losses                           34,866          22,629            55,170         22,629
                                                        -----------      ----------      -------------    ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                  261,446          41,853            515,372        48,037
NONINTEREST INCOME

   Service charges                                           12,503           1,820             21,763         1,820
   Other                                                     15,477           -----             29,068         -----
                                                        -----------      ----------      -------------    ----------

         Total noninterest income                            27,980           1,820             50,831         1,820
                                                        -----------      ----------      -------------    ----------

TOTAL INCOME                                                289,426          43,673            566,203        49,857

NONINTEREST EXPENSES
   Salaries and employee benefits                           211,560         277,274            413,435       331,204
   Occupancy, office and equipment                           81,665          37,082            147,813        37,082
   Data processing                                           10,093           8,596             25,563         8,596
   Postage and supplies                                      21,374          37,202             34,636        37,202
   Marketing                                                 41,254          61,761             72,784        61,761
   Legal                                                     11,021           -----             26,555          ----
   Other                                                     51,136          92,187             85,818       155,421
                                                        -----------      ----------     ---------------   ----------

   Total noninterest expense                                428,103         514,102            806,604       631,266
                                                        -----------      ----------     ---------------   ----------

LOSS BEFORE INCOME TAX BENEFIT                             (138,677)       (470,429)          (240,401)     (581,409)

INCOME TAX BENEFIT                                          (37,356)       (148,434)           (66,683)     (186,885)
                                                        -----------      ----------     --------------    ----------
NET LOSS                                                   (101,321)       (321,995)    $     (173,718)   $ (394,524)
                                                        ===========      ==========     ==============    ==========

Net loss Per Common Share                               $      (.10)    $      (.32)    $         (.17)   $     (.39)
                                                        ===========      ==========     ==============    ==========


See Notes to Consolidated Financial Statements which are an integral part of these statements.

------------------------------------------

Item 1. Financial Statements (continued)
-----------------------------------------

                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
                  for the six month period ended June 30, 2000
                                   (Unaudited)

                                                                                                   Accumulated
                                                 Common Stock           Additional    Retained         Other            Total
                                              Shares      Amount         paid-in      Earnings     comprehensive    Shareholder's
                                                                         capital     (Deficit)         Loss            Equity
                                              -------     ------        ----------   ---------     ------------     -------------

Balance, December 31, 1999                  1,000,000     $10,000        $9,741,658    $(714,544)  $ (25,015)      $9,012,099

Net loss                                           --          --                --     (173,718)         --         (173,718)
Other comprehensive income (loss),
   net of tax:
    Net change in unrealized holding losses
    on securities available for sale               --          --                --           --     (38,204)         (38,204)


Comprehensive income                               --          --                --           --          --         (211,922)
                                                                                                                  -----------

Balance, June 30, 2000                      1,000,000     $10,000        $9,741,658    $(888,262)  $ (63,219)      $8,800,177
                                            ---------     -------        ----------    ----------  ---------      -----------

See Notes to Consolidated Financial Statements which are an integral part of these statements.

------------------------------------------

Item 1. Financial Statements (continued)
----------------------------------------

                              New Commerce BanCorp
                       Unaudited Statements of Cash Flows
                           From December 31 to June 30

                                                                                         2000               1999
                                                                                         ----               ----
OPERATING ACTIVITIES
   Net loss                                                                          $(173,718)          $   (394,524)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation                                                                         44,830                  3,000
   Provision for possible loan losses                                                   55,170                 22,629
   Deferred income tax benefit                                                         (66,683)              (186,885)
   Increase in other assets                                                           (198,111)               (11,117)
   Increase in accrued expenses and other liabilities                                   15,333                 30,595
                                                                                 -------------         --------------
   Net cash used for operating activities                                             (323,179)              (536,302)
                                                                                 -------------         --------------

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                                     5,838,023             (8,585,000)
   Purchase of investment securities                                                (3,974,030)              (210,000)
   Net increase in loans                                                            (3,183,361)            (2,629,671)
   Capital expenditures for property                                                (1,829,635)            (1,733,718)
   Decrease in real estate options                                                        ----                 39,800
                                                                                  ------------         --------------

   Net cash used for investing activities                                           (3,149,003)           (13,118,589)
                                                                                  ------------         --------------

FINANCING ACTIVITIES
   Net increase in federal funds purchased                                             307,120                  -----
   Net increase in deposits                                                          4,981,872              4,714,939
    Issuance of capital stock, net of stock offering expenses                            -----              7,930,175
                                                                                  ------------         --------------
   Net cash provided by financing activities                                         5,288,992             12,645,114
                                                                                  ------------         --------------
   NET INCREASE (DECREASE) IN CASH AND DUE FROM                                      1,816,810             (1,009,777)
   BANKS
   Cash and Due From Banks, Beginning of Period                                      1,608,350              1,762,031
                                                                                  ------------         --------------
   Cash and Due From Banks, End of Period                                         $  3,425,160         $      752,254
                                                                                  ============         ==============

CASH PAID FOR
   Interest                                                                       $   418,436          $       5,664
                                                                                  ===========          =============

   Income Taxes                                                                   $        --          $          --
                                                                                  ===========          =============

See Notes to Consolidated Financial Statements which are an integral part of these statements.

------------------------------------------
Item 1. Financial Statements (continued)
----------------------------------------

                              New Commerce BanCorp
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation
-----------------------------------------------

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

         The Company sold 1,000,000 at $10 per share. The Company capitalized the Bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds were used to pay organization expenses of the Company and to provide general working capital, including additional future capital for investment in the Bank, if needed. We believe this amount will be sufficient to fund the activities of the Company and the Bank in their initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. However, we cannot be sure that either the Bank or the Company will achieve any particular level of profitability or that we will not need additional capital in the future.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 1999 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

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

Note 3 - Net Loss Per Common Share

         SFAS No. 128, "Earnings Per Share" requires that the Company present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the six months ended June 30, 2000. The Company did not have any common stock equivalents during the six months ended June 30, 1999. Stock options outstanding had no effect on the computation of weighted average shares outstanding.

Note 4 - FASB Accounting Standards

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 ("Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133"), and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Company's financial results or financial position.

Part 1 - Financial Information
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

         The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999 and the results of operations for the three months and six months ended June 30, 2000. The Bank commenced operations on May 17, 1999. Consequently, results of operations for the three months and six months ended June 30, 1999 reflect holding company activity prior to the opening of the Bank and limited Bank operating history, and therefore, a comparison with June 30, 1999 is not meaningful. The discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Results of Operations for the period ended June 30, 2000 compared to the period ended June 30, 1999:

The Company's net loss for the three months ended June 30, 2000 was $101,321 compared to a net loss of $321,995 for the three months ended June 30, 1999. The Company's net loss for the six months ended June 30, 2000 was $173,718, compared to a net loss of $394,524 for the six months ended June 30, 1999. The Company expects to experience losses until the Bank's assets reach a point where the assets generate income from operations that exceed the Bank's fixed costs.

Net Interest Income
-------------------

The largest component of the Company's net income is its net interest income, the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest margin is determined by dividing the net interest income by average earning assets. Net interest spread is derived from determining the rates and mix of interest paid on deposits and borrowings and subtracting them from the yields and mix of earning assets. Net interest income for the six-month period ended June 30, 2000 was $570,542. The annualized interest rate margin was 4.65% at June 30, 2000. Loans, the highest yielding component of earning assets, represented 66.4% of earning assets at June 30, 2000. Since loans often provide a higher yield than other types of earning assets, one of the Company's goals is to maintain its loan portfolio as the highest percentage of total earning assets. Loan interest income for the six month period ended June 30, 2000 totaled $659,539 while interest earned on investment securities and federal funds sold amounted to $249,763 and $88,940, respectively.

For the six months ended June 30, 1999, net interest income totaled $70,666 and represented interest earned on the Company's escrow account maintained prior to the opening of the Bank as well as net interest earned by the Bank from the May 17, 1999 opening date.

-----------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
-------------------------------------------------------------------------------

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000, the provision charged to expense was $55,170. The loan loss reserve was $241,370 as of June 30, 2000, or 1.49% of gross loans as compared to $195,800 as of December 31, 1999, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income
-------------------

Non-interest income for the six-month period ended June 30, 2000 was $50,831. Deposit account service charges represented $21,763, while brokered mortgage loan origination fees totaled $9,062. Fees on ATM and cash dispenser machines amounted to $11,148. The Company recorded non-interest income of $1,820 for the six months ended June 30, 1999.

Non-Interest Expense
--------------------

Non-interest expense for the six-month period ended June 30, 2000 was $806,604. Of this amount, salaries and employee benefits comprised $413,435. Occupancy, office and equipment, including depreciation of furniture and equipment accounted for $147,813 for the six month period ended June 30, 2000, and marketing expenses totaled $72,784. Non-interest expense for the six month period ended June 30, 1999 amounted to $631,266 and consisted primarily of salaries and benefits of $331,204, marketing of $61,761 and planning costs incurred during the preopening phase of the Bank.

Balance Sheet Review

During the first six months of 2000, total assets increased by $5,092,403 to $32,639,745. Net loans increased by $3,128,191 to $15,983,274. Since December 31, 1999, the Company shifted funds from federal funds sold to higher earning investment securities. Investment securities including Federal Reserve Bank and Federal Home Loan Bank stock increased by $3,935,826 to $8,195,838. Deposits increased by $4,981,872 to $23,372,567. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. Management expects asset and liability growth to continue during the coming months, with the growth tapering off to a more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate for the next 12 months.

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
--------------------------------------------------------------------------------

Loan Portfolio
--------------

Balances within the major loan categories as of June 30, 2000 and December 31, 1999 are as follows:

                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------
Commercial and Industrial                   $  6,410,130        $   5,870,988
Real Estate - 1-4 Family                       2,007,495            2,182,255
Real Estate - Commercial                       6,723,656            4,014,790
Installment and consumer credit lines          1,083,363              982,850
                                               ---------              -------
                                            $ 16,224,644        $  13,050,883
                                              ==========           ==========

Allowance for loan loss, December 31, 1999                    $   195,800
Provision                                                          55,170
Charge-offs                                                         9,600
                                                              -----------
Allowance for loan loss, June 30, 2000                        $   241,370
                                                              -----------
Gross loans outstanding, December 31, 1999                    $13,050,883
                                                              -----------
Gross loans outstanding, June 30, 2000                        $16,224,644
                                                              -----------

Allowance for loan losses to loans outstanding, December 31, 1999      1.50 %
                                                                       ------

Allowance for loan losses to loans outstanding,  June 30, 2000         1.49 %
                                                                       ------

Investment Portfolio

At June 30, 2000, the investment securities portfolio represented 33.6% of earning assets. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities and collateralized mortgage obligations. The Company also owns stock in the Federal Reserve Bank and The Federal Home Loan Bank. The following is a table of investment securities by category at June 30, 2000 and December 31, 1999:

                                              June 30,  2000  December 31, 1999
                                              --------------  -----------------
U.S. Government agencies and U.S.
 Government sponsored agencies             $  3,402,940       $     1,455,216
Agency mortgage-backed securities             1,650,112               486,806
Agency collateralized mortgage obligations    2,867,336             2,042,540
FRB stock                                       237,250               237,250
FHLB stock                                       38,200                38,200
                                             ----------            ----------
Total                                      $  8,195,838       $     4,260,012
                                             ==========           ===========

Deposits

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:

                                            June 30,  2000     December 31, 1999
                                            --------------     -----------------
Non-interest bearing demand deposits    $    4,732,055          $   2,824,668
Interest-bearing checking                    5,754,913              6,654,818
Savings deposits                               213,086                178,404
Money market accounts                        6,553,955              3,951,492
Time deposits less than $100,000             2,810,970              2,415,499
Time deposits of $100,000 or more            3,307,588              2,365,814
                                            ----------            -----------
                                        $   23,372,567          $  18,390,695
                                            ==========            ===========

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
-------------------------------------------------------------------------------

Liquidity Management
--------------------

At June 30, 2000, the Company's liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,425,160 and represented 10.49% of total assets. Investment securities totaled $8,195,838. These securities provide a secondary source of liquidity since they can be converted to cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at June 30, 2000 was 69.4%. The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities and generation of deposits. In addition, the Company maintains lines of credit with correspondent banks in the amount of $3,500,000 and is a member of the Federal Home Loan Bank from which application for borrowings can be made for leverage purposes.

The Company completed construction of its main office and opened on May 8, 2000. As of June 30, 2000 construction costs for the main office totaled approximately $1,542,000. Our permanent branch was completed in June and opened for business on June 19, 2000. Construction costs incurred through June 30, 2000 amounted to approximately $584,000. As of June 30, 2000, all major furniture and equipment costs associated with these two buildings have been paid.

Management believes that its existing stable base of core deposits along with continued growth in this deposit base, will enable the Company to successfully meet its long-term liquidity needs.

Capital Adequacy
----------------

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because the Company has less than $150 million in assets, it is not currently subject to these guidelines. However, the Bank falls under these rules as set by bank regulatory agencies. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%.

The following table summarizes the Bank's risk-based capital at June 30, 2000 (in thousands):

                  Required amount    Percent    Actual amount      Percent
                  --------------     -------    -------------      ------

Tier 1 capital         $   766        4.0 %     $   7,449            38.92%
Total capital            1,531        8.0           7,688            40.17
Tier 1 leverage ratio    1,180        4.0           7,449            25.26

------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition (continued)
--------------------------------------------------------------------------------

IMPACT OF INFLATION

The assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those, which may result from inflation.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or of which any of their property is the subject.

Item 2. Changes in Securities
-----------------------------

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of matters to a vote of security holders
-----------------------------------------------------------

There were two matters submitted to a vote of security holders during the six months ended June 30, 2000 at the Company's annual meeting of shareholders held on April 28, 2000.

1. The election of three members of the Board of Directors as Class I directors for a three year term.

           The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Marshall J. Collins, Jr., Tommy D. Greer, and Curran A. Smith. The current Class II directors are Ralph S. Crawley, Bobby L. Johnson, Robert T. Kellett, and Dennis O. Raines. The current Class III directors are Richard W. Bailey, Timothy A. Brett, G. Mitchell Gault, and James D. Stewart. The current terms of the Class I directors expired at the Annual Meeting. Each of the three current Class I directors was nominated for election and stood for election at the Annual Meeting on April 28, 2000 for a three year term. The number of votes for the election of the Class I directors was as follows: For Mr. Collins - 804,930; for Mr. Greer - 804,930; and for Mr. Gault - 804,930. The number of votes which withheld authority for Mr. Collins
           - 2,500; withheld authority for Mr. Greer - 2,500; and withheld authority for Mr. Gault - 2,500. The number of votes against the election of directors was as follows: against Mr. Collins --- 0; against Mr. Greer - 0; and against Mr. Gault - 0. The terms of the Class II directors will expire at the 2001 Annual Meeting of Shareholders, and the terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders.

2.       A proposal to approve the Company's 1999 Stock Incentive Plan.

           The shareholders of the Company approved the 1999 Stock Incentive Plan which was approved by our Board of Directors of the Company in August 1999. The Plan authorizes the grant to our employees and directors of stock options for up to 150,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the plan, we may grant either incentive stock options (which qualify for certain favorable tax consequences, as described in the Company's 1999 Proxy Statement) or nonqualified stock options. We may grant up to all 150,000 shares available under the plan as incentive stock options. The number of votes for the approval of the Plan was 572,425. The number of votes against the Plan was 16,400, and 7,600 abstained from voting.

A majority vote was attained for each matter and therefore approved and recorded in the Company's minute book from the annual meeting of shareholders. There were no other matters voted on by the Company's shareholders at our annual meeting held on April 28, 2000.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits.

           See Exhibit Index attached hereto.

         (b)    Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW COMMERCE BANCORP
                                        --------------------
                                        (Registrant)


Date:    August 10, 2000            By:  /s/ James D. Stewart
                                        ----------------------------------------
                                        James D. Stewart
                                        President and Chief Executive Officer

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

27.1. Financial Data Schedule for period ended June 30, 2000 (for electronic filing purposes)