Form 10QSB
period 2000-09-30
NEW COMMERCE BANCORP
filed 2000-11-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             South Carolina                           58-2403844
             --------------                           ----------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

            501 New Commerce Court, Greenville, South Carolina 29607
               -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --     --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of October 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --


PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              NEW COMMERCE BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,                  DECEMBER 31,
                                                                          2000                           1999
                                                                       (UNAUDITED)                    (AUDITED)
                                                                      -------------                  ------------
ASSETS
Cash and due from banks                                                $ 1,614,989                   $ 1,608,350
Federal funds sold                                                       1,631,168                     5,838,023
Securities, available for sale                                           9,817,760                     3,019,557
Securities, held to maturity                                               857,585                       965,005
Federal Reserve Bank stock                                                 237,250                       237,250
Federal Home Loan Bank stock                                                38,200                        38,200
Loans - net                                                             17,470,983                    12,855,083
Property and equipment - at cost, less accumulated
   depreciation                                                          4,488,116                     2,585,116
Other assets                                                               686,299                       400,758
                                                                     -------------                --------------
Total assets                                                           $36,842,350                   $27,547,342
                                                                     =============                ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                               $27,833,401                   $18,390,695

Accrued expenses and other liabilities                                     231,711                       144,548
                                                                     -------------                --------------


Total liabilities                                                       28,065,112                    18,535,243
                                                                     -------------                --------------

Shareholders' Equity
 Common stock - $.01par value, authorized
     10,000,000 shares, 1,000,000 shares issued
     And outstanding at September 30, 2000 and
     December 31, 1999                                                      10,000                        10,000
Additional paid-in capital                                               9,741,658                     9,741,658
Retained earnings (deficit)                                               (966,304)                     (714,544)
Net unrealized holding loss on securities
   Available for sale                                                       (8,116)                      (25,015)
                                                                     -------------                --------------
Total shareholders' equity                                               8,777,238                     9,012,099
                                                                     -------------                --------------
Total liabilities and shareholders' equity                             $36,842,350                   $27,547,342
                                                                     =============                ==============



See Notes to Consolidated Financial Statements which are an integral part of these statements.


PART I  FINANCIAL INFORMATION (CONTINUED)
-----------------------------------------

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------


                              NEW COMMERCE BANCORP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE      FOR THE THREE   FOR THE NINE   FOR THE NINE
                                                      MONTHS ENDED       MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                           2000            1999             2000             1999
                                                           ----            ----             ----             ----

INTEREST INCOME
   Loans (including fees)                             $   422,055       $ 205,757        $1,081,594    $     216,193
   Investment securities                                  161,995          35,500           411,758           76,679
   Federal funds sold                                      23,459          47,279           112,399           73,228
                                                     ------------     -----------     -------------    -------------

   Total interest income                                  607,509         288,536         1,605,751          366,100
                                                     ------------     -----------     -------------    -------------

INTEREST EXPENSE
   Deposits                                               287,269          82,257           714,969           91,718
                                                     ------------     -----------     -------------    -------------


NET INTEREST INCOME                                       320,240         206,279           890,782          274,382

Provision for Possible Loan Losses                         34,680          83,561            89,850          106,190
                                                     ------------     -----------     -------------    -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              285,560         122,718           800,932         168,192

NONINTEREST INCOME
   Service charges                                         10,438           2,454            29,878           3,038
   Other                                                   26,736          51,217            58,127          54,434
                                                     ------------     -----------     -------------    ------------

         Total noninterest income                          37,174          53,671            88,005          57,472
                                                     ------------     -----------     -------------    ------------

TOTAL INCOME                                              322,734         176,389           888,937         225,664

NONINTEREST EXPENSES
   Salaries and employee benefits                         246,483         228,946           659,918         559,851
   Occupancy, office and equipment                         15,448          27,433           174,671          59,943
   Data processing                                         84,630          41,106           110,193          55,836
   Postage and supplies                                    13,105          11,340            47,741          48,810
   Marketing                                               18,229          43,481            91,013         106,967
   Legal                                                    3,077           -----            23,472           -----
   Contract services                                       15,378           -----            45,510           -----
   Other                                                   28,817          30,214            79,253         181,798
                                                     ------------     -----------    --------------    ------------
  Total noninterest expense                               425,167         382,520         1,231,771       1,013,205
                                                     ------------     -----------    --------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                            102,433         206,131           342,834         787,541

INCOME TAX BENEFIT                                         24,391          60,447            91,074         245,286
                                                     ------------     -----------    --------------    ------------

NET LOSS                                                   78,042         145,684     $     251,760    $    542,255
                                                     ============     ===========     =============    ============

Net loss Per Common Share                             $       .08      $      .15     $         .25    $        .54
                                                     ============     ===========     =============    ============

See Notes to Consolidated Financial Statements which are an integral part of these statements.


PART I - FINANCIAL INFORMATION (CONTINUED)
------------------------------------------
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------



                              NEW COMMERCE BANCORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                                   Accumulated
                                                                       Additional    Retained         Other            Total
                                                  Common Stock           paid-in      Earnings     comprehensive    Shareholder's
                                             Shares        Amount        capital     (Deficit)         Loss            Equity
                                             ------        ------        --------    ---------     -------------    -------------

Balance, December 31, 1999                  1,000,000     $10,000        $9,741,658    $(714,544)  $ (25,015)      $9,012,099


Net loss                                           --          --                --     (251,760)         --         (251,760)

Other comprehensive income (loss), net of tax:
    Net change in unrealized holding losses
    on securities available for sale               --          --                --           --      16,899           16,899

Comprehensive income                               --          --                --           --                     (234,861)


Balance, September 30, 2000                 1,000,000     $10,000        $9,741,658    $(966,304)  $  (8,116)      $8,777,238
                                           ----------    --------      ------------    ---------  ----------     ------------

See Notes to Consolidated Financial Statements which are an integral part of these statements.


PART I - FINANCIAL INFORMATION (CONTINUED)
------------------------------------------
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------



                              NEW COMMERCE BANCORP
                       UNAUDITED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDING SEPTEMBER 30

                                                                                         2000               1999
                                                                                         ----               ----

OPERATING ACTIVITIES
   Net loss                                                                     $    (251,760)        $  (542,255)
   Adjustments to reconcile net loss to net cash
     Used for operating activities
   Depreciation                                                                        70,067                12,000
   Provision for possible loan losses                                                  89,850               106,190
   Deferred income tax benefit                                                        (91,074)             (245,286)
   Increase in other assets                                                          (194,467)              (97,409)
   Increase in accrued expenses and other liabilities                                  87,163               115,368
                                                                                  -----------        --------------
   Net cash used for operating activities                                            (290,221)             (651,392)
                                                                                  -----------        --------------
INVESTING ACTIVITIES

   Net (increase) decrease in federal funds sold                                    4,206,855            (5,398,120)
   Purchase of investment securities                                               (6,673,884)           (3,209,258)
   Net increase in loans                                                           (4,705,750)          (12,034,219)
   Capital expenditures for property                                               (1,973,067)           (1,891,110)
   Increase in Federal Reserve Bank capital stock                                                          (210,000)
   Increase in Federal Home Loan Bank capital stock                                                         (38,200)
   Decrease in real estate options                                                        ---                39,800
                                                                                  -----------        --------------

   Net cash used for investing activities                                          (9,145,846)          (22,741,107)
                                                                                  -----------        --------------

FINANCING ACTIVITIES

   Net increase in deposits                                                         9,442,706            14,232,095
    Issuance of capital stock, net of stock offering expenses                             ---             7,917,977
                                                                                  -----------        --------------
   Net cash provided by financing activities                                        9,442,706            22,150,072
                                                                                  -----------        --------------
   NET INCREASE (DECREASE) IN CASH AND DUE FROM                                         6,639            (1,242,427)
   BANKS
   Cash and Due From Banks, Beginning of Period                                     1,608,350             1,762,031
                                                                                  -----------        --------------
   Cash and Due From Banks, End of Period                                         $ 1,614,989        $      519,604
                                                                                  ===========        ==============

CASH PAID FOR

   Interest                                                                       $   697,784        $       66,891
                                                                                  ===========        ==============

   Income Taxes                                                                   $       ---        $          ---
                                                                                  ===========        ==============


See Notes to Consolidated Financial Statements which are an integral part of these statements.

---------------------------------------------
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------



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

         We sold 1,000,000 shares of common stock at $10 per share. We capitalized the bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds were used to pay our organization expenses and to provide general working capital, including additional future capital for investment in the bank, if needed. We believe this amount will be sufficient to fund our activities and the bank in its initial stages of operations, and that the bank will generate sufficient income from operations to fund its activities on an ongoing basis. However, we cannot be sure that either the bank or the company will achieve any particular level of profitability or that we will not need additional capital in the future.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 1999 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

         Until the bank opened for business on May 17, 1999, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as we devoted substantially all of our efforts to establishing a new business. When the bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that we are now accounted for as an operating company.

--------------------------------------------
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------

NOTE 2 - STOCK OPTION PLAN

         On August 26, 1999, we adopted a stock incentive plan for the benefit of directors, officers, and employees of the company or the bank. Under the plan, we may grant up to 150,000 options at an option price per share not less than the fair market value on the date of grant. On August 26, 1999, we granted 135,000 stock options that expire 10 years from the grant date and are subject to various vesting schedules to directors, officers, and employees. On August 21, 2000, we granted an additional 22,000 stock options that expire 10 years from the grant date and are subject to various vesting schedules to officers and employees. Since January 1, 2000, 19,000 stock options have been forfeited due to employment terminations. We account for stock options under APB 25 and meet the disclosure requirements of Financial Accounting Standards Bulletin No. 123, "Accounting for Stock-Based Compensation".

NOTE 3 - NET LOSS PER COMMON SHARE

         SFAS No. 128, "Earnings Per Share" requires that we present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the nine months ended September 30, 2000. We did not have any common stock equivalents during the nine months ended September 30, 1999. Stock options outstanding were anti-dilutive and had no effect on the computation of weighted average shares outstanding.

NOTE 4 - FASB ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the presentation of our financial results or financial position.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PART 1 - FINANCIAL INFORMATION
------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------

         The following is a discussion of our financial condition as of September 30, 2000 compared to December 31, 1999 and the results of operations for the three months and nine months ended September 30, 2000. The bank commenced operations on May 17, 1999. Consequently, results of operations for the three months and nine months ended September 30, 1999 reflect holding company activity prior to the opening of the bank and limited bank operating history, and therefore, a comparison with September 30, 1999 is not meaningful. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 1999:

Our net loss for the three months ended September 30, 2000 was $78,042 compared to a net loss of $145,684 for the three months ended September 30, 1999. Our net loss for the nine months ended September 30, 2000 was $251,760, compared to a net loss of $542,255 for the nine months ended September 30, 1999. We expect to experience losses until the bank's assets reach a point where the assets generate income from operations that exceed the bank's fixed costs.

Net Interest Income

The largest component of our net income is net interest income, the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest margin is determined by dividing the net interest income by average earning assets. Net interest spread is derived from determining the rates and mix of interest paid on deposits and borrowings and subtracting them from the yields and mix of earning assets. Net interest income for the nine month period ended September 30, 2000 was $890,782. The annualized interest rate margin was 4.10% at September 30, 2000. Loans, the highest yielding component of earning assets, represented 58.5% of earning assets at September 30, 2000. Since loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the highest percentage of total earning assets. Loan interest income for the nine month period ended September 30, 2000 totaled $1,081,594 while interest earned on investment securities and federal funds sold amounted to $411,758 and $112,399 respectively.

For the nine months ended September 30, 1999, net interest income totaled $274,382 and represented interest earned on our escrow account maintained prior to the opening of the bank as well as net interest earned by the bank from the May 17, 1999 opening date.

----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
------------------------------------------------------------------------------

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that our management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision for loan losses was $89,850. The loan loss reserve was $266,100 as of September 30, 2000, or 1.50% of gross loans as compared to $195,800 as of December 31, 1999, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

Non-Interest Income

Non-interest income for the nine month period ended September 30, 2000 was $88,005. Deposit account service charges represented $29,878, while brokered mortgage loan origination fees totaled $25,617. Fees on ATM and cash dispenser machines amounted to $15,879. We recorded non-interest income of $57,472 for the nine months ended September 30, 1999.

Non-Interest Expense

Non-interest expense for the nine month period ended September 30, 2000 was $1,231,771. Of this amount, salaries and employee benefits comprised $659,918. Occupancy, office and equipment, including depreciation of furniture and equipment accounted for $174,671 for the nine month period ended September 30, 2000, and marketing expenses totaled $91,013. Non-interest expense for the nine month period ended September 30, 1999 amounted to $1,013,205 and consisted primarily of salaries and benefits of $559,851, marketing of $106,967 and planning costs of $181,798 incurred during the preopening phase of the Bank.

BALANCE SHEET REVIEW

During the first nine months of 2000, total assets increased by $9,295,008 to $36,842,350. Net loans increased by $4,615,900 to $17,470,983. Since December 31, 1999, we shifted funds from federal funds sold to higher earning investment securities. Investment securities including Federal Reserve Bank and Federal Home Loan Bank stock increased by $6,690,783 to $10,950,795. Deposits increased by $9,442,706 to $27,833,401. Our management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. We expect asset and liability growth to continue during the coming months, with the growth tapering off to a more deliberate and controllable pace over the longer term, and we believe capital should continue to be adequate for the next 12 months.

-----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
------------------------------------------------------------------------------

Loan Portfolio

Balances within the major loan categories as of September 30, 2000 and December 31, 1999 are as follows:

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------
Commercial and Industrial                   $ 6,320,150         $  5,870,988
Real Estate - 1-4 Family                      2,340,220            2,182,255
Real Estate - Commercial                      8,113,029            4,014,790
Installment and consumer credit lines           963,684              982,850
                                             ----------           ----------
                                            $17,737,083           13,050,883
                                             ==========           ==========

Allowance for loan loss, December 31, 1999           $  195,800
Provision                                                89,850
Charge-offs                                              19,550
                                                     ----------
Allowance for loan loss, September 30, 2000          $  266,100
                                                     ----------

Allowance for loan losses to loans outstanding, December 31, 1999       1.50 %
                                                                        ------

Allowance for loan losses to loans outstanding,  September 30, 2000     1.50 %
                                                                        ------

Investment Portfolio

At September 30, 2000, the investment securities portfolio represented 36.1% of earning assets. We primarily invest in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities and collateralized mortgage obligations. We also own stock in the Federal Reserve Bank and The Federal Home Loan Bank. The following is a table of investment securities by category at September 30, 2000 and December 31, 1999:

                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------
U. S. Government agencies and U. S.
 Government sponsored agencies                $ 4,663,580          $  1,455,216
Agency mortgage-backed securities               2,303,601               486,806
Agency collateralized mortgage obligations      2,739,464             2,042,540
Corporate bonds                                   968,700            ----------
FRB stock                                         237,250               237,250
FHLB stock                                         38,200                38,200
                                               ----------            ----------
Total                                         $10,950,795          $  4,260,012
                                               ==========            ==========

Deposits

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:

                                         September 30, 2000   December 31, 1999
                                         ------------------   -----------------
Non-interest bearing demand deposits      $  6,461,997          $   2,824,668
Interest-bearing checking                    4,688,550              6,654,818
Savings deposits                               285,961                178,404
Money market accounts                        6,051,953              3,951,492
Time deposits less than $100,000             5,510,973              2,415,499
Time deposits of $100,000 or more            4,833,967              2,365,814
                                            ----------            -----------
                                          $ 27,833,401          $  18,390,695
                                            ==========            ===========

-----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

Liquidity Management

At September 30, 2000, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,246,157 and represented 8.81% of total assets. Investment securities totaled $10,950,795. These securities provide a secondary source of liquidity since they can be converted to cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2000 was 63.7%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, we maintain lines of credit with correspondent banks in the amount of $3,500,000 and we are a member of the Federal Home Loan Bank from which application for borrowings can be made for leverage purposes.

Our main office has been open since May 8, 2000. Land and construction costs for the main office totaled approximately $2,321,000. Our permanent branch has been open for business since June 19, 2000. Land and construction costs incurred through September 30, 2000 amounted to approximately $1,172,000.

Management believes that our existing stable base of core deposits along with continued growth in this deposit base, will enable us to successfully meet our long-term liquidity needs.

Capital Adequacy

Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, we are not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, require the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4% and the ratio of total capital (Tier 1 capital plus Tier 2) to risk-weighted assets must be at least 8%. The capital leverage ratio supplements the risk-based capital guidelines. The leverage ratio is Tier 1 capital divided by the adjusted quarterly average total assets. Banks and bank holding companies are required to maintain a minimum leverage ratio of 4.0%.

The following table summarizes the bank's risk-based capital at June 30, 2000 (in thousands):

                                            Required                    Actual
                     Required amount        Percent     Actual amount   Percent
                     ---------------        --------    -------------   --------

Tier 1 capital             $ 1,011            4.0 %    $   7,365        29.14%
Total capital                2,022            8.0          7,631        30.20
Tier 1 leverage ratio        1,322            4.0          7,365        22.28

-----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

IMPACT OF INFLATION

The assets and liabilities of financial institutions such as ours and the bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Our management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those, which may result from inflation.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There are no material pending legal proceedings to which we or any of our subsidiaries is party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the period ended September 30, 2000.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

(a)  Exhibits.

See Exhibit Index attached hereto.

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NEW COMMERCE BANCORP

                                  (Registrant)

Date:    November 10, 2000         By:  /s/ James D. Stewart
                                       -----------------------------------------
                                            James D. Stewart
                                      President and Chief Executive Officer

                                   By: /s/ Paula S. King
                                       -----------------------------------------
                                           Paula S. King
                                      Principal Accounting and Chief
                                           Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION

27.1. Financial Data Schedule for period ended September 30, 2000 (for electronic filing purposes)