Form 10KSB
period 2000-12-31
NEW COMMERCE BANCORP
filed 2001-03-19
CIK 1075945

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2000

         OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

               For the transition period from          to
                                              --------    --------

                          Commission file no. 000-26061

                              NEW COMMERCE BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                                        58-2403844
---------------------------------                           -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

         501 New Commerce Court
       Greenville, South Carolina                                 29607
----------------------------------------                        ---------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (864) 297-6333
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's loss for its most recent fiscal year was $338,459. As of December 31, 2000, 1,000,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the company on March 5, 2001 is $5,888,018. This calculation is based upon an estimate of the fair market value of the Common Stock of $7.50 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

   Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and 2000 Annual Report.

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

         Since our inception as a South Carolina corporation on July 22, 1998 through May 17, 1999, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, New Commerce Bank, to commence business as a financial institution. The bank opened for business on May 17, 1999 and engages in commercial banking business from our main office located at 501 New Commerce Court, in the City of Greenville, South Carolina (Greenville County). New Commerce Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

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

         The bank engages in a commercial banking business from our main office located at 501 New Commerce Court, in the City of Mauldin, South Carolina (Greenville County). The bank is a full service commercial bank without trust powers. We offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, we provide such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, credit cards and automatic teller services.

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

         The bank targets its products and services to meet the needs of the area's customer base and is a full-service bank, initially focusing on providing small-to middle-market business loans, residential mortgages, and consumer loans to these customers. We expect that more than 75% of our bank's customer base will be derived from businesses and residents located in our primary service area. The primary service area represents a diverse market with a growing population and economy.

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

         Real Estate Loans. Our loan portfolio consists of approximately 60% loans that are secured by first or second mortgages on real estate. These loans generally fall into three categories: commercial real estate loans, construction and development loans, and residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity lines are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We may charge an origination fee for each loan.

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

         Credit Administration. As part of its regular examination process, the Office of the Comptroller of the Currency reviews our capital adequacy, asset quality, management and board supervision, and other matters. See the discussion below under "Supervision and Regulation - New Commerce Bank." In part in response to our first examination, we have been implementing more effective risk management systems to minimize the amount of credit risk in our loan portfolio. For example, our risk management systems enable us to generate reports of past due loans, risk rating, documentation, and policy exceptions. In addition, we have a board/oversight compliance committee to supervise administration of our loan portfolio, we have hired a chief credit officer, and we conduct internal peer reviews of our loan files. We also use an outside consulting firm to review our loan portfolio for safety and soundness and compliance. This consultant reports directly to our board/oversight compliance committee.

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

OTHER BANKING SERVICES

         Other bank services include commercial cash management services, commercial courier services, business manager receivables based lending program and extended hours of operation. In addition, we provide services such as an 800 number, 24-hour telephone voice response system, drive up ATMs, strategically placed cash dispenser locations, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with the STAR and Cirrus ATM networks that may be used by our customers throughout Greenville County and other regions. The bank also offers a debit card, VISA credit card services, and merchant bankcards through a correspondent bank as an agent for us.

COMPETITION

         Competition in our bank's primary service area is intense. As of June 2000, there were more than 31 banking offices representing 14 financial institutions operating in the Golden Strip (including Woodruff Road bank branches) holding $725 million in deposits.

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

EMPLOYEES

         As of March 5, 2001, we had 16 full-time employees and 3 part-time employees operating out of our main facility in Mauldin and our branch facility in Simpsonville.


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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         -   making or servicing loans and certain types of leases;
         - engaging in certain insurance and discount brokerage activities;
         -   performing certain data processing services;
         - acting in certain circumstances as a fiduciary or investment or financial adviser; o owning savings associations; and
         - making investments in certain corporations or projects designed primarily to promote community welfare.

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

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY

         In May, 2000 we moved the bank into a permanent facility which serves as our main office and is located at 501 New Commerce Court at Butler Road and I-385 in Mauldin, South Carolina. This 12,089 square foot facility cost us approximately $1.5 million. Our permanent branch was completed in June, 2000. The cost of this 3,050 square foot facility was approximately $584,000. In October 1999, we purchased a building for $403,000 to be used for future expansion. We are in the process of leasing this space on a temporary basis.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since our public offering on March 19, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "NCBS". The company's articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,000,000 shares, for a total of $10,000,000, were sold in the initial public offering and are outstanding as of March 5, 2001. We have 489 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since the company's common stock began trading publicly on March 19, 1999.

                                                  STOCK PRICE
                                             ---------------------
                                             HIGH             LOW
2000
Third Quarter                                $10.00           $ 6.75
Fourth Quarter                               $ 9.00           $ 7.00

         All outstanding shares of common stock of the company are entitled to share equally in dividends from funds legally available when, and if, declared by the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         In response to this Item, the information contained on pages 3 through 13 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 15 through 30 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 12 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 7 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 12 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

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

10.10 New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December
         31, 1999, File No. 333-70589).

13.1.    The Company's 2000 Annual Report

21.1.    Subsidiaries of the Company

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEW COMMERCE BANCORP


Date: March 19, 2001                By: /s/ James D. Stewart
      --------------                   ----------------------------------------
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

Signature                                            Title                               Date
---------                                            -----                               ----
/s/ Richard W. Bailey
------------------------------------
Richard W. Bailey                                    Director                            03/19/01
                                                                                    -----------------


/s/ Timothy A. Brett
------------------------------------
Timothy A. Brett                                     Director                           03/19/01
                                                                                    -----------------


/s/ Marshall J. Collins, Jr.
------------------------------------
Marshall J. Collins, Jr.                             Director                           03/19/01
                                                                                    -----------------

/s/ Ralph S. Crawley
------------------------------------
Ralph S. Crawley                                     Director                            03/19/01
                                                                                    -----------------

/s/ G. Mitchell Gault
------------------------------------
G. Mitchell Gault                                    Director                            03/19/01
                                                                                    -----------------


Signature                                            Title                               Date
---------                                            -----                               ----
/s/ Tommy D. Greer
------------------------------------
Tommy D. Greer                                       Director                            03/19/01
                                                                                    -----------------


/s/ Bobby L. Johnson
------------------------------------
Bobby L. Johnson                                     Director                            03/19/01
                                                                                    -----------------


/s/ Robert T. Kellett
------------------------------------
Robert T. Kellett                                    Director                            03/19/01
                                                                                    -----------------


/s/ Dennis O. Raines
------------------------------------
Dennis O. Raines                                     Director                            03/19/01
                                                                                    -----------------


/s/ Curran A. Smith
------------------------------------
Curran A. Smith                                      Director                            03/19/01
                                                                                    -----------------


/s/ James D. Stewart                                 Director                            03/19/01
------------------------------------                                                -----------------
James D. Stewart


/s/ Paula S. King
------------------------------------
Paula S. King                                        Principal Accounting                03/19/01
                                                     Officer, and Chief             -----------------
                                                     Financial Officer of the Bank

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------
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

10.10. New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 1999, File No. 333-70589).

13.1.             The Company's 2000 Annual Report

21.1.             Subsidiaries of the Company