Form 10QSB
period 2001-03-31
NEW COMMERCE BANCORP
filed 2001-05-14
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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


            501 New Commerce Court, Greenville, South Carolina 29607
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                         -----------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                   ------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --    --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of May 7, 2001.

         Transitional Small Business Disclosure Format (check one): Yes  No X
                                                                       --   --

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

                              New Commerce BanCorp
                           Consolidated Balance Sheets


                                                                           March 31,                    December 31,
                                                                             2001                           2000
                                                                          (Unaudited)                    (Audited)
                                                                           ---------                    -----------


Assets
Cash and due from banks                                                   $  1,207,490                  $  2,018,365
Federal funds sold                                                             403,906                           ---
Investment securities, available for sale                                   13,316,052                    12,780,655
Investment securities, held to maturity                                        808,083                       838,837
Federal Reserve Bank stock                                                     237,250                       237,250
Federal Home Loan Bank stock                                                    65,400                        38,200
Loans - net                                                                 20,827,701                    19,192,839
Property and equipment - at cost, less accumulated
   depreciation                                                              4,446,750                     4,473,352
Accrued interest receivable                                                    252,162                       301,916
Other assets                                                                   386,284                       396,804
                                                                        --------------                --------------
Total assets                                                               $41,951,078                   $40,278,218
                                                                        ==============                ==============


Liabilities and Shareholders' Equity
Deposits                                                                  $32,882,708                   $31,167,758
Federal funds purchased                                                           ---                       100,000
Accrued expenses and other liabilities                                        194,470                       202,645
                                                                       --------------                --------------
                                                                           33,077,178                    31,470,403
                                                                       --------------                --------------
Shareholders' Equity
 Common stock, $.01par value, 10,000,000 shares
     authorized, 1,000,000 shares issued at March 31, 2001
     and December 31, 2000                                                     10,000                        10,000
Additional paid-in capital                                                  9,741,658                     9,741,658
Retained deficit                                                           (1,093,636)                   (1,053,003)
Accumulated other comprehensive income (loss)                                 215,878                       109,160
                                                                       --------------                --------------
Total shareholders' equity                                                  8,873,900                     8,807,815
                                                                       --------------                --------------
Total liabilities and shareholders' equity                                $41,951,078                   $40,278,218
                                                                       ==============                ==============



See Notes to Consolidated Financial Statements which are an integral part of these statements.

-----------------------------------------

Item 1. Financial Statements (continued)
----------------------------------------

                              New Commerce BanCorp
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the three                   For the three
                                                       months ended                    months ended
                                                       March 31, 2001                  March 31, 2000
                                                       --------------                  --------------

INTEREST INCOME
   Loans (including fees)                                $   472,996                       $ 316,429
   Investment securities                                     267,506                         111,169
   Federal funds sold                                          9,174                          47,139
                                                      --------------                    ------------
   Total interest income                                     749,676                         474,737
                                                      --------------                    ------------

INTEREST EXPENSE
   Deposits                                                  365,048                         200,507
   Federal funds purchased                                     2,421                             ---
                                                      --------------                    ------------
   Total interest expense                                    367,469                         200,507
                                                      --------------                    ------------

NET INTEREST INCOME                                          382,207                         274,230

Provision for Possible Loan Losses                            24,896                          20,304
                                                      --------------                    ------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 357,311                         253,926

NONINTEREST INCOME
   Service charges on deposit accounts                        15,265                           8,864
   Brokered loan fees                                         33,000                           5,003
   Other                                                      12,146                           8,984
                                                      --------------                    ------------
         Total noninterest income                             60,411                          22,851
                                                      --------------                    ------------
TOTAL INCOME                                                 417,722                         276,777

NONINTEREST EXPENSES
   Salaries and employee benefits                            280,768                         201,875
   Occupancy, office and equipment                            70,375                          40,983
   Data processing                                            42,969                          40,635
   Postage, supplies and printing                             14,333                          13,262
   Marketing                                                  21,567                          31,530
   Insurance                                                   9,552                           6,205
   Telephone                                                   8,525                           4,356
   Legal                                                         674                           5,280
   Contract services                                           8,933                           8,191
   Other                                                      39,192                          26,184
                                                      --------------                    ------------
  Total noninterest expense                                  496,888                         378,501
                                                      --------------                    ------------

                                                             (79,166)                       (101,724)
LOSS BEFORE INCOME TAX BENEFIT
                                                             (38,533)                        (29,961)
                                                       -------------                    ------------
INCOME TAX BENEFIT
NET LOSS                                                     (40,633)                        (71,763)
                                                       =============                    ============

Basic Net loss Per Common Share                        $        (.04)                   $       (.07)
                                                       =============                    ============
Weighted average number of common shares
 outstanding                                               1,000,000                       1,000,000
                                                       =============                    ============

See Notes to Consolidated Financial Statements which are an integral part of these statements.

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------



                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
                 For the three month period ended March 31, 2001
                                   (Unaudited)


                                                                                     Accumulated
                                                                       Additional      Retained         Other           Total
                                              Common Stock               Paid-in        Earnings     Comprehensive   Shareholders'
                                            Shares         Amount        Capital       (Deficit)     Income (loss)      Equity
                                            ------         ------      -----------   ------------    -------------   -------------

Balance, December 31, 2000                  1,000,000      $10,000       $9,741,658    $(1,053,003)     $109,160       $8,807,815

Net loss                                                       ---              ---        (40,633)          ---          (40,633)
Other comprehensive income (loss),
 net of tax:
    Unrealized holding gains
    on securities available for sale             ---           ---              ---            ---       106,718          106,718

Comprehensive income (loss)                      ---           ---              ---            ---           ---           66,085

Balance, March 31, 2001                     1,000,000      $10,000       $9,741,658    $(1,093,636)     $215,878       $8,873,900



See Notes to Consolidated Financial Statements which are an integral part of these statements.

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------


                              New Commerce BanCorp
                      Consolidated Statements of Cash Flows
                       For the three months ended March 31
                                   (Unaudited)
                                                                                         2001               2000
                                                                                         ----               ----

OPERATING ACTIVITIES
   Net loss                                                                       $   (40,633)       $     (71,763)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation and amortization                                                        34,818              15,000
   Provision for possible loan losses                                                   24,896              20,304
   Deferred income tax benefit                                                         (38,533)            (29,961)
   Increase in accrued interest receivable                                              49,754             (28,960)
   (Increase) decrease in other assets                                                  49,053            (116,954)
   (Decrease) increase in accrued expenses and other liabilities                       ( 8,175)            (24,480)
                                                                                  ------------        ------------
   Net cash provided by (used) for operating activities                                 71,180            (236,814)
                                                                                  ------------        ------------

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                                      (403,906)          4,329,304
   Purchase of investment securities available for sale                             (3,068,661)         (3,159,714)
   Proceeds from bonds called                                                        2,500,000                 ---
   Pincipal paydowns on investment securities                                          170,736                 ---
   Net increase in loans                                                            (1,659,758)           (725,669)
   Capital expenditures for property                                                    (8,216)           (598,573)
   Increase in Federal Home Loan Bank capital stock                                    (27,200)                ---
                                                                                  ------------        ------------

   Net cash used for investing activities                                           (2,497,005)           (154,652)
                                                                                  ------------        ------------

FINANCING ACTIVITIES
   Net increase in deposits                                                          1,714,950             613,688
   Decrease in federal funds purchased                                                (100,000)                ---
   Net cash provided by financing activities                                         1,614,950             613,688
                                                                                  ------------        ------------
   NET INCREASE (DECREASE) IN CASH AND DUE FROM
   BANKS                                                                              (810,875)            222,222
   Cash and Due From Banks, Beginning of Period                                      2,018,365           1,608,350
                                                                                  ------------        ------------
   Cash and Due From Banks, End of Period                                         $  1,207,490       $   1,830,572
                                                                                  ============        ============

CASH PAID FOR
   Interest                                                                       $    361,353       $     194,212
                                                                                  ============       =============

   Income Taxes                                                                   $        ---       $         ---
                                                                                  ============       =============


          See Notes to Consolidated Financial Statements which are an integral part of these statements.

-----------------------------------------

Item 1. Financial Statements (continued)
---------------------------------------

                              New Commerce BanCorp
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation

Business activity and organization

New Commerce BanCorp was incorporated in South Carolina on July 22, 1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of New Commerce Bank, an association organized under the laws of the United States to conduct a general banking business in Mauldin, South Carolina.

We sold 1,000,000 shares of common stock at an offering price of $10 per share. Net of selling expenses, we raised $9,751,658 in the offering. We capitalized the bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds were used to pay our organization expenses and to provide general working capital, including additional future capital for investment in the bank, if needed. On February 11, 1999, the Office of the Comptroller of the Currency issued preliminary approval of the bank to become a federally chartered bank, and on March 10, 1999, the Federal Deposit Insurance Corporation approved our application for deposit insurance for the bank. The bank commenced business on May 17, 1999 and is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation and providing commercial and consumer loans to the general public. The bank opened its permanent headquarters facility in May 2000 and its first permanent branch in June 2000.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2000 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share" requires that we present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the three months ended March 31, 2001 and 2000. We did not have any common stock equivalents during the three months ended March 31, 2001 and 2000. Stock options outstanding were anti-dilutive and had no effect on the computation of weighted average shares outstanding.

Part 1 - Financial Information
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of New Commerce BanCorp and subsidiary. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information included in this report and should be read with an understanding of our short operating history.

Results of Operations for the period ended March 31, 2001 compared to the period ended March 31, 2000:

Our net loss for the first quarter of 2001 was $40,633 compared to a net loss of $71,763 for the three months ended March 31, 2000, which represented a loss per share of $.04 compared to a loss of $.07 per share for the same period last year. This improvement reflects continued growth in earning assets since the bank commenced operations in May 1999. Management anticipates that the Company will reach monthly profitability by mid-2001. Following is a discussion of the more significant components of our net loss.

Net Interest Income

The largest component of net income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. Net interest margin is determined by dividing net interest income by average earning assets. Net interest spread is derived from determining the rates and mix of interest paid on deposits and borrowings and subtracting them from the yields on and mix of earning assets. Net interest income for the three months ended March 31, 2001 was $382,207 compared to $274,230 for the same period last year. The annualized net interest margin was 4.42% for the three months ended March 31, 2001 compared to a net interest margin of 4.63% for the three months ended March 31, 2000.

Since loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the highest percentage of total earning assets. Loan interest income for the three- month period ended March 31, 2001 totaled $472,996 compared to $316,429 for the same period in 2000. Interest earned on investment securities amounted to $267,506 for the three months ended March 31, 2001 compared to $111,169 for the three months ended March 31, 2000. Investment interest included $27,100 in accelerated accretion on bonds called in the first quarter 2001 due to the 150 basis point drop in the prime rate and subsequent drop in investment rates. The resulting yield on the investment portfolio for the three months ended March 31, 2001 was 7.84%.

The annualized yield on earning assets was 8.77% for the three-month period ended March 31, 2001. Interest expense for the three months ended March 31, 2001 was $367,469 compared to $200,507 for the same period last year. Annualized cost of funds was 4.65% for the three months ended March 31, 2001.

Interest Rate Sensitivity

Asset/liability management is the process by which we monitor and control the mix, maturities and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate risk management becomes increasingly important in an interest rate environment and economy such as the one we are currently experiencing.

The principal interest rate sensitivity monitoring technique employed by us is the measurement of our interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.

Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing interest rates when we have a liability-sensitive gap position. At March 31, 2001, we were liability-sensitive over the three month and twelve month timeframes.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that our management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision for loan losses was $24,896. The loan loss reserve was $317,173 at March 31, 2001, or 1.50% of gross loans compared to $292,277 at December 31, 2000, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. There were no charge-offs for the three-month period ended March 31, 2001. There were no non-performing loans or loans delinquent more than 90 days at March 31, 2001 and December 31, 2000.

Non-Interest Income

Non-interest income for the three-month period ended March 31, 2001 was $60,411 compared to $22,851 for the same period in 2000. Deposit account service charges represented $15,265 for the three months ended March 31, 2001 compared to $8,864 for the comparable period in 2000. This increase is due to the significant growth in deposit accounts experienced during the comparable periods. Brokered loan fees totaled $33,000 and $5,003 for the three months ended March 31, 2001 and 2000, respectively. This significant increase reflects general growth occurring in the early years of a bank as well as the increase in refinancing activities associated with a declining interest rate environment.

Non-Interest Expense

Non-interest expense for the three-month period ended March 31, 2001 was $496,888 compared to $378,501 for the same period in 2000. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $78,893 from $201,875 for the three months ended March 31, 2000 to $280,768 for the three-month period ended March 31, 2001. This 39% increase was due primarily to an increase in staffing requirements for two permanent branch locations. Occupancy, office and equipment expense totaled $70,375 for the first quarter 2001, compared to $40,983 for the same period last year. The 72% increase is a result of opening two permanent bank facilities and the associated depreciation, utilities, maintenance and other costs incurred to support these facilities. Data processing expense totaled $42,969 for the three-month period ended March 31, 2001 compared to $40,635 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider.

Balance Sheet Review

During the first quarter of 2001, total assets increased by $1,672,860 from $40,278,218 at December 31, 2000 to $41,951,078 at March 31, 2001. This increase in assets was funded by growth of $1,714,950 in deposits, which amounted to $32,882,708 at March 31, 2001. Net loans grew by $1,634,862 from $19,192,839 at
December 31, 2000 to $20,827,701 at March 31, 2001. Federal funds purchased decreased from $100,000 at December 31, 2000 to $-0- at March 31, 2001. Conversely, federal funds sold increased from $-0- at December 31, 2000 to $403,906 at March 31, 2001. Investment securities, net of called bonds, principal payments and market valuation adjustments increased by $531,843, from $13,894,942 at December 31, 2000 to $14,426,785 at March 31, 2001.

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand. We expect asset and liability growth to continue during the coming months, with the growth tapering off to a more deliberate and controllable pace over the longer term, and we believe capital should continue to be adequate for the next 12 months.

Loan Portfolio

Net loans represented 58.4% and 58.0% of earning assets at March 31, 2001 and December 31, 2000, respectively. Balances within the major loan categories were as follows:

                                                   March 31, 2001               December 31, 2000
                                                  ---------------               -----------------
Commercial                                  $          6,538,649                  $      7,198,928
Real Estate - 1-4 Family                               2,589,000                         2,744,101
1-4 Family Equity Lines                                1,209,219                           992,999

Real Estate - Commercial, construction                 9,311,234                         7,217,926
Consumer and installment loans                         1,496,772                         1,331,162
                                                  --------------                   ---------------
                                            $         21,144,874                    $   19,485,116
                                                  ==============                   ===============

Allowance for loan loss, December 31, 2000                    $     292,277
Provision                                                            24,896
(Charge-offs) recoveries                                                ---
                                                              -------------
Allowance for loan loss, March 31, 2001                       $     317,173
                                                              -------------

Allowance for loan losses to loans outstanding, December 31, 2000                             1.50 %
                                                                                            ------

Allowance for loan losses to loans outstanding,  March 31, 2001                               1.50 %
                                                                                            ------


Investment Portfolio

Investment securities represented 40.1% and 41.6% of earning assets at March 31, 2001 and December 31, 2000, respectively. We primarily invest in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank. The following is a table of investment securities by category at March 31, 2001 and December 31, 2000:



                                                March 31, 2001                December 31, 2000
                                                --------------                -----------------

U. S. Government agencies and U.S.
   Government sponsored agencies               $    3,293,855                   $   4,745,335
Agency mortgage-backed securities                   3,502,189                       3,595,576
Agency collateralized mortgage obligations          4,058,280                       3,472,931
Corporate bonds                                     3,269,811                       1,805,650
FRB stock                                             237,250                         237,250
FHLB stock                                             65,400                          38,200
                                                -------------                    ------------
Total                                          $   14,426,785                   $  13,894,942
                                                =============                    ============

Deposits

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 were as follows:

                                                  March 31, 2001               December 31, 2000
                                                  ---------------               -----------------

Non-interest bearing demand deposits          $       4,682,262                 $    4,307,660
Interest-bearing checking                             3,063,120                      3,849,582
Savings deposits                                        296,248                        359,085
Money market accounts                                11,019,301                     10,468,966
Time deposits less than $100,000                      7,046,305                      6,332,973
Time deposits of $100,000 or more                     6,775,472                      5,849,492
                                                 --------------                   ------------
                                             $       32,882,708                  $  31,167,758
                                                 ==============                   ============

Liquidity Management

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

At March 31, 2001, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $1,611,396 and represented 3.84% of total assets. Investment securities totaled $14,426,785, and represented 34.4% of total assets. Investment securities provide a secondary source of liquidity since they can be converted to cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at March 31, 2001 was 64.3% compared to 62.5% at December 31, 2000. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, we maintain federal funds lines of credit with correspondent banks in the amount of $3,500,000 and we are members of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. We believe that our existing stable base of core deposits, along with continued growth in this deposit base, will enable us to successfully meet our long-term liquidity needs.

Due to the 150 basis point decrease in the prime rate from January 2001 to March 2001, we had $2.5 million in bonds called by the issuers during this timeframe. On May 15, 2001, an agency bond of $500,000 was called due to declining rates. For the remainder of 2001, we have two bonds that have call dates in October.

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $8,500 per month. At March 31, 2001, unfunded commitments to extend credit were $4,847,000 and outstanding letters of credit were $381,376.

Capital Adequacy

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, we are not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2001. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2001.

                            Required amount         Required           Actual amount              Actual                        (in
                            ---------------         Percent             (in $000's)              Percent
                                $000's)             -------             ----------              ---------

Tier 1 capital             $    1,201                 4.0 %          $        7,207               24.01%
Total capital                   2,401                 8.0                     7,524               25.06
Tier 1 leverage ratio           1,594                 4.0                     7,207               18.09


IMPACT OF INFLATION

The assets and liabilities of financial institutions such as ours are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those which may result from inflation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and thus is prospective. The words "may", "would", "could", "will", "expect", "anticipate', "should", "believe", "intend", "plan", and "estimate", as well as similar expressions are meant to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

Additional risks are discussed in detail in our filings with our Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement of Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period ended March 31, 2001.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits.

         None.

(b)  Reports on Form 8-K.

         We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEW COMMERCE BANCORP
                                         (Registrant)


Date:    May 14, 2001               By:   /s/ James D. Stewart
                                          --------------------------------------
                                          James D. Stewart
                                          President and Chief Executive Officer


Date:    May 14, 2001               By:   /s/ Paula S. King
                                          --------------------------------------
                                          Paula S. King
                                          Principal Accounting and Chief
                                             Financial Officer