Form 10QSB
period 2001-06-30
NEW COMMERCE BANCORP
filed 2001-08-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            South Carolina                         58-2403844
            --------------                         ----------
       (State of Incorporation)       (I.R.S. Employer Identification No.)

            501 New Commerce Court, Greenville, South Carolina 29607
            -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                     -------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                         ------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of August 1, 2001.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              New Commerce BanCorp
                           Consolidated Balance Sheets


                                                                           June 30,                     December 31,
                                                                             2001                           2000
                                                                          (Unaudited)                    (Audited)
                                                                           ---------                     -----------



Assets
Cash and due from banks                                                $   1,823,975                 $   2,018,365
Federal funds sold                                                           100,000                            --
Investment securities, available for sale                                 17,255,792                    12,780,655
Investment securities, held to maturity                                      774,464                       838,837
Federal Reserve Bank stock                                                   237,250                       237,250
Federal Home Loan Bank stock                                                  65,400                        38,200
Loans - net                                                               24,962,096                    19,192,839
Property and equipment - at cost, less accumulated
   depreciation                                                            4,451,359                     4,473,352
Accrued interest receivable                                                  329,973                       301,916
Other assets                                                                 423,546                       396,804
                                                                       -------------                 -------------

Total assets                                                           $  50,423,855                 $  40,278,218
                                                                       =============                 =============


Liabilities and Shareholders' Equity
Deposits                                                               $  35,295,769                 $  31,167,758
Federal funds purchased                                                    1,024,024                       100,000
Securities sold under agreements to repurchase                             4,987,500                            --
Accrued expenses and other liabilities                                       279,377                       202,645
                                                                       -------------                 -------------

Total liabilities                                                         41,586,670                    31,470,403
                                                                       -------------                 -------------

Shareholders' Equity
 Common stock, $.01par value, 10,000,000 shares
     authorized, 1,000,000 shares issued at June 30, 2001
     and December 31, 2000                                                    10,000                        10,000
Additional paid-in capital                                                 9,741,658                     9,741,658
Retained deficit                                                          (1,132,902)                   (1,053,003)
Accumulated other comprehensive income (loss)                                218,429                       109,160
                                                                       -------------                 -------------
Total shareholders' equity                                                 8,837,185                     8,807,815
                                                                       -------------                 -------------
Total liabilities and shareholders' equity                             $  50,423,855                 $  40,278,218
                                                                       =============                 =============



See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                      For the three    For the three    For the six      For the six
                                                      months ended     months ended     months ended     months ended
                                                         June 30,        June 30,         June 30,         June 30,
                                                         --------        --------         --------         --------
                                                           2001             2000            2001             2000
                                                           ----             ----            ----             ----

INTEREST INCOME
   Loans (including fees)                           $     475,319    $     343,110     $  948,315       $   659,539
   Investment securities                                  304,675          138,594        572,181           249,763
   Federal funds sold                                       7,447           41,801         16,621            88,940
                                                    -------------     ------------     ----------      ------------
   Total interest income                                  787,441          523,505      1,537,117           998,242
                                                    -------------     ------------     ----------      ------------

INTEREST EXPENSE
   Deposits                                               352,886          227,193        717,934           427,700
   Securities sold under agreements to repurchase          41,088               --         41,088                --
   Federal funds purchased                                  4,654               --          7,075                --
                                                    -------------     ------------     ----------      ------------
   Total interest expense                                 398,628          227,193        766,097           427,700
                                                    -------------     ------------     ----------      ------------

NET INTEREST INCOME                                       388,813          296,312        771,020           570,542

Provision for Possible Loan Losses                         36,900           34,866         61,796            55,170
                                                    -------------     ------------     ----------      ------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              351,913          261,446        709,224           515,372

NONINTEREST INCOME
   Service charges on deposit accounts                     13,177           12,503         28,442            21,763
   Brokered loan fees                                      19,673            4,059         52,673             9,062
   Other                                                   15,630           11,418         27,776            20,006
                                                    -------------     ------------     ----------      ------------
         Total noninterest income                          48,480           27,980        108,891            50,831
                                                    -------------     ------------     ----------      ------------
TOTAL INCOME                                              400,393          289,426        818,115           566,203

NONINTEREST EXPENSES
   Salaries and employee benefits                         263,098          211,560        543,866           413,435
   Occupancy, office and equipment                         56,912           53,846        127,287            94,098
   Data processing                                         45,377           37,912         88,346            79,278
   Postage, supplies and printing                          17,618           21,374         31,951            34,636
   Marketing                                               22,023           41,254         43,590            72,784
   Insurance                                                5,071            5,912          9,506            10,457
   Telephone                                               13,186            7,054         21,711            11,410
   Legal                                                    8,396           11,021          9,070            26,555
   Contract services and courier                            8,896            8,768         17,829            16,959
   Audit and accounting                                     4,929            7,672         11,628            11,674
   Other                                                   43,552           21,730         81,162            35,318
                                                    -------------     ------------     ----------      ------------
  Total noninterest expense                               489,058          428,103        985,946           806,604
                                                    -------------     ------------     ----------      ------------
                                                          (88,665)        (138,677)      (167,831)         (240,401)
LOSS BEFORE INCOME TAX BENEFIT
                                                          (49,399)         (37,356)       (87,932)          (66,683)
                                                    -------------     ------------     ----------      ------------
INCOME TAX BENEFIT
NET LOSS                                            $     (39,266)    $   (101,321)    $  (79,899)     $   (173,718)
                                                    =============     ============     ==========      ============

Basic Net loss Per Common Share                     $        (.04)    $       (.10)    $     (.08)     $       (.17)
                                                    =============     ============     ==========      ============
Weighted average number of common shares
 outstanding                                            1,000,000        1,000,000      1,000,000         1,000,000
                                                    =============     ============     ==========      ============


See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
                  For the six month period ended June 30, 2001
                                   (Unaudited)




                                                                                    Accumulated
                                                                      Additional      Retained         Other           Total
                                               Common Stock            Paid-in        Earnings     Comprehensive   Shareholders'
                                              Shares   Amount          Capital       (Deficit)     Income (loss)      Equity
                                              ------   ------        ----------     ------------   -------------   ------------


Balance, December 31, 1999                 1,000,000   $  10,000     $   9,741,658   $   (714,544)  $   (25,015)     $    9,012,099

Net loss                                          --          --                --       (173,718)           --            (173,718)
Other comprehensive income (loss),
 net of tax:
    Unrealized holding losses
     On securities available for sale             --          --                --             --       (38,204)            (38,204)
                                           ---------   ---------     -------------   ------------   -----------       -------------

Comprehensive income (loss)                       --          --                --             --            --            (211,922)
                                           ---------   ---------     -------------   ------------   -----------       -------------

Balance, June 30, 2000                     1,000,000   $  10,000     $   9,741,658   $   (888,262)  $   (63,219)     $    8,800,177
                                           ---------   ---------     -------------   ------------   -----------       -------------


Balance, December 31, 2000                 1,000,000   $  10,000     $   9,741,658   $ (1,053,003)  $   109,160      $    8,807,815


Net loss                                          --          --                --        (79,899)           --             (79,899)
Other comprehensive income (loss),
  net of tax:
    Unrealized holding gains
    on securities available for sale              --          --                --             --       109,269             109,269
                                           ---------   ---------     -------------   ------------   -----------       -------------

Comprehensive income (loss)                       --          --                --             --            --              29,370
                                           ---------   ---------     -------------   ------------   -----------       -------------

Balance, June 30, 2001                     1,000,000  $   10,000     $   9,741,658   $ (1,132,902)  $   218,429      $    8,837,185
                                           ---------   ---------     -------------   ------------   -----------       -------------





See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30
                                   (Unaudited)
                                                                                         2001               2000
                                                                                         ----               ----
OPERATING ACTIVITIES
   Net loss                                                                       $    (79,899)      $   ( 173,718)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation and amortization                                                        75,193              44,830
   Gain on sale of fixed assets                                                         (1,077)                 --
   Provision for possible loan losses                                                   61,796              55,170
   Deferred income tax benefit                                                         (87,932)            (66,683)
   Increase in accrued interest receivable                                             (28,057)            (72,883)
   (Increase) decrease in other assets                                                 114,674            (125,228)
   Increase in accrued expenses and other liabilities                                   76,732              15,333
                                                                                  ------------        ------------
   Net cash provided by (used) for operating activities                                131,430            (323,179)
                                                                                  ------------        ------------
INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                                      (100,000)          5,838,023
   Purchase of investment securities available for sale                             (8,495,913)         (3,974,030)
   Proceeds from bonds called or sold                                                3,374,400                  --
   Pincipal paydowns on investment securities                                          766,534                  --
   Net increase in loans                                                            (5,831,053)         (3,183,361)
   Capital expenditures for property                                                   (52,123)         (1,829,635)
   Increase in Federal Home Loan Bank capital stock                                    (27,200)                 --
                                                                                  -------------       ------------

   Net cash used for investing activities                                          (10,365,355)         (3,149,003)
                                                                                  ------------        ------------

FINANCING ACTIVITIES
   Net increase in deposits                                                          4,128,011           4,981,872
   Increase in securities sold under agreements to repurchase                        4,987,500                  --
   Increase in federal funds purchased                                                 924,024             307,120
                                                                                  ------------        ------------

   Net cash provided by financing activities                                        10,039,535           5,288,992
                                                                                  ------------        ------------
   NET INCREASE (DECREASE) IN CASH AND DUE FROM
   BANKS                                                                              (194,390)          1,816,810
   Cash and Due From Banks, Beginning of Period                                      2,018,365           1,608,350
                                                                                  ------------        ------------
   Cash and Due From Banks, End of Period                                         $  1,823,975        $  3,425,160
                                                                                  ============        ============

CASH PAID FOR
   Interest                                                                            736,275        $    418,436
                                                                                  ============        ============

   Income Taxes                                                                   $         --        $         --
                                                                                  ============        ============


See Notes to Consolidated Financial Statements which are an integral part of these statements.

                              New Commerce BanCorp
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation

Business activity and organization

New Commerce Bancorp was incorporated is South Carolina on July 22, 1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of New Commerce Bank, an association organized under the laws of the United States, to conduct a general banking business in Mauldin, South Carolina.

We sold 1,000,000 shares of common stock at an offering price of $10 per share. Net of selling expenses, we raised $9,751,658 in the offering. We capitalized the bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds were used to pay our organization expenses and to provide general working capital, including additional future capital for investment in the bank, if needed. On February 11, 1999, the Office of the Comptroller of the Currency issued preliminary approval of the Bank to become a federally chartered bank, and on March 10, 1999, the Federal Deposit Insurance Corporation approved our application for deposit insurance for the bank. The bank commenced business on May 17, 1999 and is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial and consumer loans to the general public. The bank opened its permanent headquarters facility in May 2000 and its first permanent branch in June 2000.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2000 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share" requires that we present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the six months ended June 30, 2001 and 2000. We did not have any common stock equivalents during the six months ended June 30, 2001 and 2000. Stock options outstanding were anti-dilutive and had no effect on the computation of weighted average shares outstanding.

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

Results of Operations for the three months ended June 30, 2001 compared to the three months ended June 30, 2000:

Our net loss for the second quarter of 2001 was $39,266, or $.04 per share, compared to a net loss of $101,321, or $.10 per share, for the three months ended June 30, 2000. This improvement reflects continued growth in earning assets since the Bank commenced operations in May 1999. Management anticipates that the Company will reach monthly profitability by year-end 2001. Following is a discussion of the more significant components of our net loss.

Net Interest Income

The largest component of net income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. Net interest margin is determined by dividing net interest income by average earning assets. Net interest spread is derived from determining the rates and mix of interest paid on deposits and borrowings and subtracting them from the yields on and mix of earning assets. Net interest income for the three months ended June 30, 2001 was $388,813 compared to $296,312 for the same period last year, an increase of 31%. The annualized net interest margin was 3.80% for the three months ended June 30, 2001 compared to an annualized net interest margin of 4.64% for the three months ended June 30, 2000. The decrease in net interest margin during the period reflects the declining interest rate environment in 2001.

Since loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the highest percentage of total earning assets. Loan interest income for the three- month period ended June 30, 2001 totaled $475,319, compared to $343,110 for the same period in 2000. Interest earned on investment securities amounted to $304,675 for the three months ended June 30, 2001, compared to $138,594 for the three months ended June 30, 2000. Investment interest included $14,000 in accelerated accretion on bonds called in the three months ended June 30, 2001 due to the drop in the prime rate and subsequent drop in investment rates.

The annualized yield on earning assets was 7.70% for the three-month period ended June 30, 2001. Interest expense for the three months ended June 30, 2001 was $398,628 compared to $227,193 for the same period last year. Interest expense for the three months ended June 30, 2001 included interest of $4,654 on federal funds purchased and $41,088 on a reverse repurchase agreement. The funds borrowed under this agreement were used to invest in an agency bond yielding 6.59%. The borrowing interest rate was 4.85%. Therefore, for the three months ended June 30, 2001, the spread on this transaction was 1.74%. Annualized cost of funds was 4.72% for the three months ended June 30, 2001.

Interest Rate Sensitivity

Asset/liability management is the process by which we monitor and control the mix, maturities and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate risk management becomes increasingly important in an interest rate environment and economy such as the one, which we are currently experiencing.

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


Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing interest rates when we have a liability-sensitive gap position. At June 30, 2001, the Company was liability-sensitive over the twelve month timeframe.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that our management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended June 30, 2001, the provision for loan losses was $36,900 compared to $34,866 for the same period last year. The loan loss reserve was $354,073 at June 30, 2001, or 1.40% of gross loans compared to $292,277 at December 31, 2000, or 1.50% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. There were no charge-offs for the three-month period ended June 30, 2001. There were no non-performing loans or loans delinquent more than 90 days at June 30, 2001 and December 31, 2000.

Non-Interest Income

Non-interest income for the three-month period ended June 30, 2001 was $48,480 compared to $27,980 for the same period in 2000. Deposit account service charges represented $13,177 for the three months ended June 30, 2001 compared to $12,503 for the comparable period in 2000. This increase is due to the growth in deposit accounts experienced during the comparable periods. Brokered loan fees totaled $19,673 and $4,059 for the three months ended June 30, 2001 and 2000, respectively. This significant increase reflects general growth occurring in the early years of the Bank as well as the increase in purchase money and refinancing activities associated with a declining interest rate environment.

Non-Interest Expense

Non-interest expense for the three-month period ended June 30, 2001 was $489,058 compared to $428,103 for the same period in 2000. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $51,538 from $211,560 for the three months ended June 30, 2000 to $263,098 for the three-month period ended June 30, 2001. This 24% increase was due primarily to an increase in staffing requirements for two permanent branch locations. Occupancy, office and equipment expense totaled $56,912 for the second quarter of 2001, compared to $53,846 for the same period last year. Data processing expense totaled $45,377 for the three-month period ended June 30, 2001 compared to $37,912 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider.

Results of Operations for the six months ended June 30, 2001 compared to the six months ended June 30, 2000:

For the first six months of 2001, our net loss was $79,899, or $.08 per share compared to $173,718, or $.17 per share for the same period last year. Following is a discussion of the more significant components of our net loss.

Net Interest Income

For the six months ended June 30, 2001, net interest income was $771,020, an increase of 35% from $570,542 for the same period in 2000. The annualized net interest margin was 3.76% for the six months ended June 30, 2001 compared to an annualized net interest margin of 4.65% for the six months ended June 30, 2000.

Loan interest income for the six months ended June 30, 2001 totaled $948,315, compared to $659,539 for the same period in 2000. Interest earned on investment securities increased $322,418 to $572,181 and included $41,100 in accelerated accretion on bonds called in the first six months of 2001. The resulting annualized yield on the investment portfolio for the six months ended June 30, 2001 was 7.38%.

The annualized yield on earning assets was 8.12% for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2001 was $766,097 compared to $427,700 for the same period last year. The increase of $338,397 was attributed to deposit growth of 51% over the period as well as a 12-month certificate of deposit promotion offered from July to October 2000. This CD promotion added approximately $6 million in deposits at 7% yields during the period. These CD's reprice at yields from 4.00% to 4.75% in the third quarter of 2001 and the repricing will have a significant favorable impact on cost of funds and resulting net interest margin over the remainder of 2001. Annualized cost of funds was 4.91% for the six months ended June 30, 2001.

Provision and Allowance for Loan Losses

For the six months ended June 30, 2001, the provision for loan losses was $61,796 compared to $55,170 for the first half of 2000. The loan loss reserve was $354,073 at June 30, 2001, or 1.40% of gross loans compared to $292,277 at December 31, 2000, or 1.50% of gross loans. There were no charge-offs for the six-month period ended June 30, 2001.

Non-Interest Income

Non-interest income totaled $108,891 for the six months ended June 30, 2001 compared to $50,831 for the same period last year. This 114% increase in non-interest income was primarily attributed to strong growth in brokered loan fees and deposit service charges. Brokered loan fees increased $43,611 to $52,673 during the first half of 2001. This increase resulted from the growth in refinancings and purchase money activity associated with the declining interest rate environment. Service charges on deposit accounts totaled $28,442 for the first half of 2001, compared to $21,763 for the same period in 2000. This 31% increase was attributed to growth in deposit accounts during the period.

Non-Interest Expense

For the first six months of 2001, noninterest expense amounted to $985,946, compared to $806,604 for the same period last year. Salaries and employee benefits increased $130,431 to $543,866. As stated previously, this increase was primarily a result of staffing requirements for two permanent branch locations opened during the period.

Occupancy, office and equipment expense totaled $127,287 for the six months ended June 30, 2001, compared to $94,098 for the same period last year. This 35% increase is primarily due to the opening of our two facilities in May and June 200 and the associated depreciation, utilities, etc. Likewise, data processing expense increased from $79,278 for the first six months of 2000 to $88,346 for the six months ended June 30, 2001. This increase results from noncapitalized costs associated with connection of the two offices as well as an increase in the monthly charge from our data processing provider. This monthly charge adjusts based on deposit account volume.

Balance Sheet Review

Total consolidated assets increased $10,145,637 from $40,278,218 at December 31, 2000 to $50,423,855 at June 30, 2001. This increase in assets was primarily funded by growth of $4,128,011 in deposits, which totaled $35,295,769 at June 30, 2001 and federal funds purchased and a repurchase agreement, which totaled $6,011,524 at June 30, 2001. Net loans grew $5,769,257 from $19,192,839 at
December 31, 2000 to $24,962,096 at June 30, 2001. Investment securities increased $4,437,964, from $13,894,942 at December 31, 2000 to $18,332,906 at
June 30, 2001.

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

Loan Portfolio

Net outstanding loans represented the largest component of earning assets as of June 30, 2001 at $24,962,096 or 57.5% of total earning assets, compared to 58.0% at December 31, 2000. Net loans have increased 30% since December 31, 2000. Balances within the major loan categories were as follows:

                                         June 30, 2001      December 31, 2000
                                         -------------      -----------------

Commercial                                 $   8,028,025       $  7,198,928
Real Estate - 1-4 Family                       3,101,550          2,744,101
1-4 Family Equity Lines                        1,343,204            992,999
Real Estate - Commercial, construction        10,938,699          7,217,926
Consumer and installment loans                 1,904,691          1,331,162
                                              ----------         ----------
                                           $  25,316,169       $ 19,485,116
                                              ==========         ==========

Allowance for loan loss, December 31, 2000                $ 292,277
Provision                                                    61,796
(Charge-offs) recoveries
                                                                 --
Allowance for loan loss, June 30, 2001                    $ 354,073
                                                          ---------

Allowance for loan losses to loans outstanding, December 31, 2000        1.50 %
                                                                         ------
Allowance for loan losses to loans outstanding, June 30, 2001            1.40 %
                                                                         ------

Investment Portfolio

Investment securities represented 42.2% and 41.6% of earning assets at June 30, 2001 and December 31, 2000, respectively. Investment securities increased 31.9% from December 31, 2000. From December 31, 2000 to June 30, 2001, we had $3,000,000 in bonds called. We primarily invest in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank.

The following is a table of investment securities by category at June 30, 2001 and December 31, 2000:

                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------

U. S. Government agencies and U. S.
 Government sponsored agencies               $ 7,793,768         $ 4,745,335
Agency mortgage-backed securities              3,241,637           3,595,576
Agency collateralized mortgage obligations     3,676,885           3,472,931
Corporate bonds                                3,317,966           1,805,650
FRB stock                                        237,250             237,250
FHLB stock                                        65,400              38,200
                                            ------------         -----------

Total                                       $ 18,332,906         $13,894,942
                                            ============         ===========


Deposits

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 were as follows:

                                      June 30, 2001           December 31, 2000
                                      -------------           -----------------

Non-interest bearing demand deposits  $  6,107,472               $ 4,307,660
Interest-bearing checking                3,545,160                 3,849,582
Savings deposits                           364,816                   359,085
Money market accounts                    9,521,019                10,468,966
Time deposits less than $100,000         7,749,844                 6,332,973
Time deposits of $100,000 or more        8,007,458                 5,849,492
                                        ----------                ----------
                                      $ 35,295,769               $31,167,758
                                        ==========                ==========


From July to October 2001, we have approximately $6 million in 7% certificates of deposit repricing at yields from 4.00% to 4.75%. In July 2001, 70% of these CD's totaling $924,000 renewed at the lower rates.

Other Borrowings

On April 26, 2001, we entered into a reverse repurchase agreement with a correspondent bank whereby we borrowed $4,987,500 at 4.85%, purchased an agency bond at $5 million, yielding 6.59% with the proceeds and simultaneously sold the bond to the correspondent bank, with an option to repurchase at a specified future date. The bond and corresponding repurchase agreement have quarterly call and renewal dates, respectively. On July 26, 2001, the first call date, the bond was not called and the repurchase agreement was renewed for $5 million at 3.90%, resulting in a 269 basis point spread on this transaction for the third quarter 2001. The next call date is October 26, 2001.

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

At June 30, 2001, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $1,923,975 and represented 3.82% of total assets. Investment securities totaled $18,332,906, and represented 36.4% of total assets. Investment securities provide a secondary source of liquidity since they can be converted to cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at June 30, 2001 was 71.7% compared to 62.5% at December 31, 2000. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, we maintain federal funds lines of credit with correspondent banks in the amount of $4,000,000 and we are members of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. We believe that our existing stable base of core deposits along with continued growth in this deposit base, will enable us to successfully meet our long-term liquidity needs.

Due to the 275 basis point decrease in the prime rate from January 2001 to June 2001, we had $3.0 million in bonds called by the issuers during this timeframe. For the remainder of 2001, we have two bonds totaling $1million that have call dates in October.

We anticipate losing a portion of the 7% certificates of deposit, which are repricing in the third quarter 2001. At this time, we cannot anticipate the percentage of these CD's, which will not renew.

The Bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $9,000 per month. At June 30, 2001, unfunded commitments to extend credit were $4,599,000 and outstanding letters of credit were $56,376.

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

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by the regulatory agencies at June 30, 2001. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at June 30, 2001.

                   Required amount   Required      Actual amount      Actual
                     (in $000's)     Percent       (in $000's)       Percent
                   ----------------  ---------     -------------     -------

Tier 1 capital           $  1,393       4.0 %       $   7,198         20.66%
Total capital               2,787       8.0             7,552         21.68
Tier 1 leverage ratio       1,831       4.0             7,198         15.72

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. We believe that we are in compliance with SAB 102.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of security holders

There was one matter submitted to a vote of security holders during the six months ended June 30, 2001 at the Company's annual meeting of shareholders held on April 19, 2001.

1. The election of four members of the Board of Directors as Class II directors for a three-year term.

The Company's Bylaws provide that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Marshall J. Collins, Jr., and Tommy D. Greer. The current Class II directors are Ralph S. Crawley, Bobby L. Johnson, Robert T. Kellett, and Dennis
O. Raines. The current Class III directors are Richard W. Bailey, Timothy A. Brett, G. Mitchell Gault, and James D. Stewart. The current terms of the Class II directors expired at the Annual Meeting. Each of the four current Class II directors was nominated for election and stood for election at the Annual Meeting on April 19, 2001 for a three-year term. The number of votes for the election of the Class II directors was as follows: For Mr. Crawley - 612,002; for Mr. Johnson - 612,002; for Mr. Kellett - 600,002; and for Mr. Raines - 611,502. The number of votes, which withheld authority for Mr. Crawley - 12,000; withheld authority for Mr. Johnson - 12,000; withheld authority for Mr. Kellett
- 24,000; and withheld authority for Mr. Raines - 12,500. The number of votes against the election of directors was as follows: against Mr. Crawley - 0; against Mr. Johnson - 0; against Mr. Kellett - 0; and against Mr. Raines - 0. The terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders.

A majority vote was attained for the above matter and therefore approved and recorded in the Company's minute book from the annual meeting of shareholders. There were no other matters voted on by the Company's shareholders at our annual meeting held on April 19, 2001.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits --  See Exhibit Index attached hereto.

(b)  Reports on Form 8-K.

         We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEW COMMERCE BANCORP
                                           (Registrant)


Date:    August 6, 2001             By:   /s/ James D. Stewart
                                          --------------------------------------
                                          James D. Stewart
                                          President and Chief Executive Officer


                                    By:   /s/ Paula S. King
                                          --------------------------------------
                                          Paula S. King
                                          Principal Accounting and Chief
                                             Financial Officer