Form 10QSB
period 2001-09-30
NEW COMMERCE BANCORP
filed 2001-11-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                        -------------------------------
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

                                 (864) 297-6333
                                 -------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                         -----------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --    --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of November 3, 2001.

         Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                       --     --

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              New Commerce BanCorp
                           Consolidated Balance Sheets


                                                                         September 30,                  December 31,
                                                                             2001                           2000
                                                                          (Unaudited)                    (Audited)
                                                                        ---------------                -------------
Assets
Cash and due from banks                                                 $  2,198,519                  $  2,018,365
Federal funds sold                                                           100,000                            --
Investment securities, available for sale                                 16,517,918                    12,780,655
Investment securities, held to maturity                                      737,771                       838,837
Federal Reserve Bank stock                                                   237,250                       237,250
Federal Home Loan Bank stock                                                  65,400                        38,200
Loans - net                                                               27,607,060                    19,192,839
Property and equipment - at cost, less accumulated
   depreciation                                                            4,412,256                     4,473,352
Accrued interest receivable                                                  413,335                       301,916
Other assets                                                                 396,712                       396,804
                                                                       -------------                 -------------
Total assets                                                           $  52,686,221                 $  40,278,218
                                                                       =============                 =============



Liabilities and Shareholders' Equity
Deposits                                                               $  36,880,591                 $  31,167,758
Federal funds purchased                                                    1,595,108                       100,000
Securities sold under agreements to repurchase                             5,000,000                            --
Accrued expenses and other liabilities                                       283,300                       202,645
                                                                       -------------                --------------
Total liabilities                                                         43,758,999                    31,470,403
                                                                       -------------                --------------

Shareholders' Equity
 Common stock, $.01par value, 10,000,000 shares
     authorized, 1,000,000 shares
issued
     at September 30, 2001 and December 31, 2000                              10,000                        10,000
Additional paid-in capital                                                 9,741,658                     9,741,658
Retained deficit                                                          (1,157,967)                   (1,053,003)
Accumulated other comprehensive income                                       333,531                       109,160
                                                                       -------------                --------------
Total shareholders' equity                                                 8,927,222                     8,807,815
                                                                       -------------                --------------
Total liabilities and shareholders' equity                             $  52,686,221                $   40,278,218
                                                                       =============                ==============


         See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      For the three       For the three      For the nine        For the three
                                                      months ended        months ended       months ended        months ended
                                                      September 30,       September 30,      September 30,       September 30,
                                                           2001                2000              2001                 2000
                                                     ----------------    ---------------     ------------       --------------

INTEREST INCOME
   Loans (including fees)                             $  521,436         $   422,055         $1,469,751           $1,081,594
   Investment securities                                 295,817             161,995            867,998              411,758
   Federal funds sold                                      1,751              23,459             18,372              112,399
                                                     -----------         -----------         ----------          -----------
   Total interest income                                 819,004             607,509          2,356,121            1,605,751
                                                     -----------         -----------         ----------          -----------

INTEREST EXPENSE
   Deposits                                              318,240             287,269          1,036,174              714,969
   Securities sold under agreements to repurchase         53,181                  --             94,269                   --
   Federal funds purchased                                11,629                  --             18,704                   --
                                                     -----------         -----------         ----------          -----------
   Total interest expense                                383,050             287,269          1,149,147              714,969
                                                     -----------         -----------         ----------          -----------

NET INTEREST INCOME                                      435,954             320,240          1,206,974              890,782

Provision for Possible Loan Losses                        33,776              34,680             95,572               89,850
                                                     -----------         -----------         ----------          -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                             402,178             285,560          1,111,402              800,932

NONINTEREST INCOME
   Service charges on deposit accounts                    18,014              10,438             46,456               29,878
   Brokered loan fees                                     19,999              16,555             72,672               25,617
   Other                                                   8,127              10,181             35,903               32,510
                                                     -----------         -----------         ----------          -----------
         Total noninterest income                         46,140              37,174            155,031               88,005
                                                     -----------         -----------         ----------          -----------
TOTAL INCOME                                             448,318             322,734          1,266,433              888,937

NONINTEREST EXPENSES
   Salaries and employee benefits                        263,147             246,483            807,013              659,918
   Occupancy, office and equipment                        70,815              67,437            198,102              174,671
   Data processing                                        36,641              32,641            124,987              110,193
   Postage, supplies and printing                         16,933              13,105             48,884               47,741
   Marketing                                              18,362              18,229             61,952               91,013
   Insurance                                               8,197               5,912             26,539               10,457
   Telephone                                              12,079               7,054             33,790               11,410
   Legal                                                   2,734               3,077             11,804               23,472
   Contract services and courier                           7,683              15,378             25,512               45,510
   Audit and accounting                                    6,079               7,672             17,707               11,674
   Other                                                  37,587               8,179            109,913               45,712
                                                     -----------         -----------         ----------          -----------
  Total noninterest expense                              480,257             425,167          1,466,203            1,231,771
                                                     -----------         -----------         ----------          -----------
                                                         (31,939)           (102,433)          (199,770)            (342,834)
LOSS BEFORE INCOME TAX BENEFIT
                                                          (6,874)            (24,391)           (94,806)             (91,074)
                                                     -----------         -----------         ----------          -----------
INCOME TAX BENEFIT
NET LOSS                                            $    (25,065)       $    (78,042)       $  (104,964)        $   (251,760)
                                                     ===========         ===========         ==========         ============

Basic Net loss Per Common Share                     $       (.03)       $       (.08)       $      (.10)        $       (.25)
                                                     ===========         ===========         ==========         ============
Weighted average number of common shares
 outstanding                                           1,000,000           1,000,000          1,000,000            1,000,000
                                                     ===========         ===========         ==========         ============


              See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
               For the nine month period ended September 30, 2001
                                   (Unaudited)




                                                                                                 Accumulated
                                               Common Stock            Additional                   Other            Total
                                            ---------------------       Paid-in        Retained   Comprehensive   Shareholders'
                                            Shares       Amount         Capital       (Deficit)     Income (loss)     Equity
                                            ------       ------        ----------     ---------  ---------------  ------------


Balance, December 31, 1999              1,000,000      $ 10,000       $  9,741,658  $    (714,544)  $  (25,015)    $  9,012,099


Net loss                                       --            --                 --       (251,760)           --        (251,760)
Other comprehensive income (loss), net of tax:
    Unrealized holding losses
     On securities available for sale          --            --                 --              --       16,899          16,899
                                       ----------    ----------      -------------   -------------   ----------    ------------
Comprehensive income (loss)                    --            --                 --              --           --        (234,861)
                                       ----------    ----------      -------------   -------------   ----------    ------------

Balance, September 30, 2000             1,000,000      $ 10,000       $  9,741,658  $     (966,304)  $   (8,116)   $  8,777,238
                                       ----------    ----------      -------------   -------------   ----------    ------------

Balance, December 31, 2000              1,000,000      $ 10,000       $  9,741,658  $   (1,053,003)  $   109,160   $  8,807,815
Net loss                                       --            --                 --        (104,964)           --       (104,964)

Other comprehensive income (loss),
  net of tax:
    Unrealized holding gains
    on securities available for sale           --            --                 --              --       224,371        224,371
                                       ----------    ----------      -------------   -------------    ----------   ------------
Comprehensive income (loss)                    --            --                 --              --            --        119,407
                                       ----------    ----------      -------------   -------------    ----------   ------------
Balance, September 30, 2001             1,000,000      $ 10,000       $  9,741,658  $   (1,157,967)$     333,531   $  8,927,222
                                       ----------    ----------      -------------   -------------    ----------   ------------



         See Notes to Consolidated Financial Statements which are an integral part of these statements.


                              New Commerce BanCorp
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30
                                   (Unaudited)
                                                                                         2001               2000
                                                                                         ----               ----

OPERATING ACTIVITIES
   Net loss                                                                       $   (104,964)      $    (251,760)
   Adjustments to reconcile net loss to net cash
     used for operating activities
   Depreciation and amortization                                                        116,212             70,067
   Gain on sale of fixed assets                                                          (1,077)                --
   Provision for possible loan losses                                                    95,572             89,850
   Deferred income tax benefit                                                          (94,806)          ( 91,074)
   Increase in accrued interest receivable                                            (111,419)           (109,315)
   (Increase) decrease in other assets                                                   94,898            (85,152)
   Increase in accrued expenses and other liabilities                                    80,655              87,163
                                                                                  -------------      --------------
   Net cash provided by (used) for operating activities                                  75,071            (290,221)
                                                                                  -------------      --------------

INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold                                       (100,000)          4,206,855
   Purchase of investment securities available for sale                              (8,495,913)         (6,673,884)
   Proceeds from bonds called or sold                                                 3,374,400                  --
   Pincipal paydowns on investment securities                                         1,709,687                  --
   Net increase in loans                                                             (8,509,793)         (4,705,750)
   Capital expenditures for property                                                    (54,039)         (1,973,067)
   Increase in Federal Home Loan Bank capital stock                                     (27,200)                 --
                                                                                  -------------      --------------

   Net cash used for investing activities                                           (12,102,858)         (9,145,846)
                                                                                  -------------      --------------

FINANCING ACTIVITIES
   Net increase in deposits                                                           5,712,833           9,442,706
   Increase in securities sold under agreements to repurchase                         5,000,000                  --
   Increase in federal funds purchased                                                1,495,108                  --
                                                                                  -------------      --------------
   Net cash provided by financing activities                                         12,207,941           9,442,706
                                                                                  -------------      --------------
   NET INCREASE IN CASH AND DUE FROM BANKS                                              180,154               6,639
   Cash and Due From Banks, Beginning of Period                                       2,018,365           1,608,350
                                                                                  -------------      --------------
   Cash and Due From Banks, End of Period                                         $   2,198,519      $    1,614,989
                                                                                  =============      ==============

CASH PAID FOR
   Interest                                                                       $   1,108,503      $      697,784
                                                                                  =============      ==============
   Income Taxes                                                                   $          --      $           --
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2000 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Net Loss Per Common Share

SFAS No. 128, "Earnings Per Share" requires that we present basic and diluted net income per share. Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,000,000 for the nine months ended September 30, 2001 and 2000. We did not have any common stock equivalents during the nine months ended September 30, 2001 and 2000. Stock options outstanding were anti-dilutive and had no effect on the computation of weighted average shares outstanding.

Part 1 - Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------------

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of New Commerce BanCorp and subsidiary. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information included in this report and should be read with an understanding of our short operating history.

We are pleased to announce that during the reporting period, we hired Frank W. Wingate as our president and CEO of the company and the bank. Mr. Wingate has also been appointed to the board of directors of both the company and the bank. Mr. Wingate has served in senior capacities at financial institutions in both South Carolina and Georgia and was formerly president and chief executive officer of The Community Bank of Greenville prior to the merger with Regions Bank.

Results of Operations for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000:

Our consolidated net loss for the quarter ended September 30, 2001 was $25,065, or $.03 per share, compared to a net loss of $78,042, or $.08 per share, for the quarter ended September 30, 2000. This 68% improvement reflects continued growth in earning assets since the Bank commenced operations in May 1999. Following is a discussion of the more significant components of our net loss.

Net Interest Income

The largest component of net income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the rates and mix of interest paid on deposits and borrowings and subtracting them from the yields on and mix of earning assets. Net interest income for the quarter ended September 30, 2001 was $435,954 compared to $320,240 for the same period last year, an increase of 36%. This increase was related, in part, to the increase in average earning assets, specifically loan volume. The annualized net interest margin was 3.84% for the quarter ended September 30, 2001 compared to an annualized net interest margin of 4.51% for the quarter ended September 30, 2000. The decrease in net interest margin during the period reflects the declining interest rate environment in 2001. During the first nine months of 2001, prime rate decreased 350 basis points. Partially offsetting this negative impact, has been the general drop in cost of funds as well as the repricing of a portion of our 7% CD promotion discussed below.

For the quarter ended September 30, 2001, average earning assets totaled $44.4 million with an annualized average yield of 7.39%. Average earning assets and annualized average yield were $28.1 million and 8.58%, respectively for the quarter ended September 30, 2000. Although volume of earning assets has increased, the significant drop in prime rate has impacted the variable rate portion of our loan portfolio, which comprises approximately 50% of our total portfolio.

Since loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the highest percentage of total earning assets. Loans comprised approximately 60% and 62% of average earning assets for the third quarter of 2001 and 2000, respectively. Loan interest income for the three-month period ended September 30, 2001 totaled $521,436, compared to $422,055 for the same period in 2000. The annualized average yield on loans was 7.72% for the quarter ended September 30, 2001 compared to 9.64% for the same period in 2000. As discussed above, the yield decrease resulted from the declining rate environment and its immediate impact on our variable rate loan portfolio.

Investment securities averaged $17.6 million, or 39%, of average earning assets for the third quarter of 2001 compared to $9.1 million, or 33%, of average earning assets for the same period in 2000. Interest earned on investment securities amounted to $295,817 for the three months ended September 30, 2001, compared to $161,995 for the three months ended September 30, 2000. Investment securities yielded 6.79% during the third quarter of 2001, compared to 7.06% during the same period last year. This difference resulted from the effect of higher yielding bonds called prior to the third quarter in 2001.

Interest expense for the quarter ended September 30, 2001 was $383,050 compared to $287,269 for the same period last year. Interest expense for the quarter ended September 30, 2001 included interest of $11,629 on federal funds purchased and $53,181 on a reverse repurchase agreement. The funds borrowed under this agreement were used to invest in an agency bond yielding 6.59%. The borrowing interest rate was repriced on July 26, 2001 to 3.90%. Therefore, during most of the quarter ended September 30, 2001, the spread on this transaction was 2.69%. The average rate on interest-bearing liabilities was 4.16% for the quarter ended September 30, 2001 compared to 5.36% for the same period in 2000.

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

Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing interest rates when we have a liability-sensitive gap position. At September 30, 2001, the Company was liability-sensitive over the twelve month timeframe.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, ___ classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the three months ended September 30, 2001, the provision for loan losses was $33,776 compared to $34,680 for the same period last year.

Non-Interest Income

Non-interest income for the three-month period ended September 30, 2001 was $46,140 compared to $37,174 for the same period in 2000, for an increase of 24%. Deposit account service charges represented $18,014 for the quarter ended September 30, 2001 compared to $10,438 for the comparable period in 2000. This increase is due to the growth in deposit accounts experienced during the comparable periods. Brokered loan fees totaled $19,999 and $16,555 for the quarters ended September 30, 2001 and 2000, respectively.

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2001 was $480,257 compared to $425,167 for the same period in 2000. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $16,664 from $246,483 for the three months ended September 30, 2000 to $263,147 for the three-month period ended September 30, 2001 and is a result of annual raises and additional staff necessary to support our growth environment. Occupancy, office and equipment expense totaled $70,815 for the second quarter of 2001, compared to $67,437 for the same period last year.

Data processing expense totaled $36,641 for the three-month period ended September 30, 2001 compared to $32,641 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider. Included in "other" expenses are OCC assessments, training costs, memberships, correspondent bank fees and ancillary loan processing expenses.

Results of Operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000:

For the nine months ended September 30, 2001, our net loss was $104,964, or $.10 per share, compared to $251,760, or $.25 per share, for the same period last year. Following is a discussion of the more significant components of our net loss.

Net Interest Income

For the nine months ended September 30, 2001, net interest income was $1,206,974, an increase of 35% from $890,782 for the same period in 2000. The annualized net interest margin was 4.03% for the nine months ended September 30, 2001 compared to an annualized net interest margin of 4.67% for the nine months ended September 30, 2000. As stated previously, the significant drop in prime rate had a negative impact on our loan yield. However, for the nine-month comparison period, the negative impact was offset, not only by the drop in cost of funds, but also in an improved investment securities yield resulting from accelerated accretion on bonds called in 2001.

For the nine months ended September 30, 2001, average earning assets totaled $40 million with an annualized average yield of 7.87%. Average earning assets and annualized average yield were $25.6 million and 8.41%, respectively, for the nine months ended September 30, 2000.

Loans comprised approximately 58% and 60% of average earning assets for the nine months ended September 30, 2001 and 2000, respectively. Loan interest income for the nine months ended September 30, 2001 totaled $1,469,751, compared to $1,081,594 for the same period in 2000. The annualized average yield on loans was 8.41% through September 30, 2001, compared to 9.46% during the same period last year. Although prime rate reduction negatively affected loan yield, the volume increase in outstanding loans partially offset this impact.

Investment securities averaged $16.1 million, or 40% of average earning assets, during the period ended September 30, 2001 compared to $7.9 million, or 31%, for the same period in 2000. Interest earned on investment securities increased $456,240 to $867,998 and included $41,100 in accelerated accretion on bonds called in the first nine months of 2001. The resulting annualized yield on the investment portfolio for the nine months ended September 30, 2001 was 7.22% compared to 6.99% during the same period last year.


Interest expense for the nine months ended September 30, 2001 was $1,149,147 compared to $714,969 for the same period last year. The increase of $434,178 was attributed to deposit growth of 33% over the period and included a 12-month certificate of deposit promotion offered from July to October 2000. This CD promotion added approximately $6 million in deposits at 7% yields during the period. These CD's repriced at yields from 3.10% to 4.75% in the third quarter of 2001, and the repricing will have a significant favorable impact on cost of funds and resulting net interest margin over the remainder of 2001. The average rate on interest-bearing liabilities was 4.64% for the nine months ended September 30, 2001, compared to 5.12% for the nine months ended September 30, 2000.

Provision for Loan Losses

For the nine months ended September 30, 2001, the provision for loan losses was $95,572 compared to $89,850 for the nine months ended September 30, 2000. The loan loss reserve was $387,849 at September 30, 2001, or 1.39% of gross loans, compared to $292,277 at December 31, 2000, or 1.50% of gross loans. There were no charge-offs or nonaccrual loans during the nine-month period ended September 30, 2001.

Non-Interest Income

Non-interest income totaled $155,031 for the nine months ended September 30, 2001 compared to $88,005 for the same period last year. This 76% increase in non-interest income was primarily attributed to strong growth in brokered loan fees and deposit service charges. Brokered loan fees increased $47,055 to $72,672 during the nine months ended September 30, 2001. This increase resulted from the growth in refinancings and purchase money activity associated with the declining interest rate environment. Service charges on deposit accounts totaled $46,456 through September 30, 2001, compared to $29,878 for the same period in 2000. This 55% increase was attributed to growth in deposit accounts during the period.

Non-Interest Expense

For the first nine months of 2001, noninterest expense amounted to $1,466,203 compared to $1,231,771 for the same period last year, an increase of 19%. Salaries and employee benefits increased $147,095 to $807,013. This increase was primarily a result of staffing requirements for two permanent branch locations opened during the period. Occupancy, office and equipment expense totaled $198,102 for the nine months ended September 30, 2001, compared to $174,671 for the same period last year. This 13% increase is primarily due to the opening of our two facilities in May and June 2000 and the associated increase in expenses such as depreciation and utilities.

Likewise, data processing expense increased from $110,193 for the first nine months of 2000 to $124,987 for the nine months ended September 30, 2001. This increase resulted from noncapitalized costs associated with two permanent facilities as well as an increase in the monthly charge from our data processing provider. This monthly charge adjusts based on deposit account volume. "Other" expenses included OCC assessment fees, correspondent bank charges, training costs, memberships and loan processing expenses.

Balance Sheet Review

Total consolidated assets increased $12.4 million from $40.3 million at December 31, 2000 to $52.7 at September 30, 2001. This 31% increase in assets was primarily funded by growth of $5.7 million in deposits, which totaled $36.9 million at September 30, 2001. Other funding sources included federal funds purchased and a repurchase agreement, totaling $6.6 million at September 30, 2001. Net loans grew $8.4 million from $19.2 million at December 31, 2000 to $27.6 million at September 30, 2001. Investment securities increased $3.7 million, from $13.9 million at December 31, 2000 to $17.6 million at September 30, 2001.


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

Loan Portfolio and Allowance for Loan Losses

Net outstanding loans represented the largest component of earning assets as of September 30, 2001 at $27.6 million, or 61% of total earning assets, compared to 58% at December 31, 2000. Net loans have increased 44% since December 31, 2000. Balances within the major loan categories were as follows:

                                                September 30,                            December 31, 2000
                                                --------------                           -----------------
                                                     2001

Commercial                                         $   8,129,151                                $  7,198,928
Real Estate - 1-4 Family                               2,718,082                                   2,744,101
1-4 Family Equity Lines                                1,635,479                                     992,999
Real Estate - Commercial, construction                13,626,420                                   7,217,926
Consumer and installment loans                         1,885,777                                   1,331,162
                                                       ---------                                   ---------
                                                   $  27,994,909                                $ 19,485,116
                                                      ==========                                  ==========

Allowance for loan loss, December 31, 2000                                $ 292,277
Provision                                                                    95,572
(Charge-offs) recoveries
                                                                                 --
Allowance for loan loss, September 30, 2001                               $ 387,849
                                                                          ---------

Allowance for loan losses to loans outstanding, December 31, 2000                                     1.50 %
                                                                                                      ------
Allowance for loan losses to loans outstanding, September 30, 2001                                    1.39 %
                                                                                                      ------

         There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

         We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.


The loan loss reserve was $387,849 at September 30, 2001, or 1.39% of gross loans, compared to $292,277 at December 31, 2000, or 1.50% of gross loans.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. There were no non-performing loans or loans delinquent more than 90 days at September 30, 2001 and December 31, 2000.

Investment Portfolio

Investment securities represented 38% and 42% of earning assets at September 30, 2001 and December 31, 2000, respectively. Investment securities increased 26% from December 31, 2000. From December 31, 2000 to September 30, 2001, $3 million in bonds were called. On October 16, 2001, $1 million in agency bonds were called. We primarily invest in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank.

The following is a table of investment securities by category at September 30, 2001 and December 31, 2000:

                                            September 30,      December 31, 2000
                                            --------------     -----------------
                                                 2001

U. S. Government agencies and U. S.
 Government sponsored agencies               $ 7,844,905           $ 4,745,335
Agency mortgage-backed securities              2,902,572             3,595,576
Agency collateralized mortgage obligations     3,105,281             3,472,931
Corporate bonds                                3,402,931             1,805,650
FRB stock                                        237,250               237,250
FHLB stock                                        65,400                38,200
                                                  ------                ------

Total                                       $ 17,558,339           $13,894,942
                                            ============           ===========


Deposits

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 were as follows:

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------

Non-interest bearing demand deposits        $  5,954,011          $ 4,307,660
Interest-bearing checking                      3,936,746            3,849,582
Savings deposits                                 347,291              359,085
Money market accounts                          9,664,914           10,468,966
Time deposits less than $100,000               7,442,500            6,332,973
Time deposits of $100,000 or more              9,535,129            5,849,492
                                            ------------          -----------
                                            $ 36,880,591          $31,167,758
                                            ============          ===========


From July to October 2001, we had approximately $6 million in 7% certificates of deposit repricing at yields from 3.10% to 4.75%. Through September 30, 2001, approximately 40% of these CD's totaling $2.4 million renewed at the lower rates.

Other Borrowings

On April 26, 2001, we entered into a reverse repurchase agreement with a correspondent bank whereby we borrowed $5 million at 4.85%, purchased an agency bond at $5 million, yielding 6.59% with the proceeds, and simultaneously sold the bond to the correspondent bank, with an option to repurchase at a specified future date. The bond and corresponding repurchase agreement had quarterly call and renewal dates, respectively. On July 26, 2001, the first call date, the bond was not called and the repurchase agreement was renewed for $5 million at 3.90%, resulting in a 269 basis point spread on this transaction during the third quarter 2001. The bond and corresponding borrowing described above were subsequently called on October 26, 2001. We plan to enter into another reverse repurchase agreement in November 2001. The borrowing will be at a rate of 2.50% and the corresponding agency bond at a yield of 4.25%, for a 175 basis point spread. On September 30, 2001, we purchased federal funds of $1.6 million, and on October 1, 2001 we had no federal funds purchased.

Liquidity Management

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.

At September 30, 2001, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2.3 million and represented 4.36% of total assets. Investment securities totaled $17.6 million and represented 33.3% of total assets. Unpledged investment securities, classified as available-for sale, provide a secondary source of liquidity since they can be converted to cash in a timely manner. 60% of our investment portfolio was unpledged at September 30, 2001. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2001 was 75.9% and 62.5% at December 31, 2000. We plan to meet our future cash needs through maturities of loans, maturities and cash flows from investment securities, and generation of deposits. In addition, we maintain federal funds lines of credit with correspondent banks in the amount of $4,000,000 and lines of credit with the Federal Reserve Bank. We are also members of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At September 30, 2001, we had approximately $5 million in available credit under our FHLB facility. We believe that our existing stable base of core deposits and other funding sources, along with continued growth in our deposit base, are adequate to meet our operating needs for the next twelve months.

From January 2001 to September 2001, we had $3 million in bonds called by the issuers. In October 2001, bonds totaling $1million were called.

The Bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $9,500 per month. At September 30, 2001, unfunded commitments to extend credit were $3.9 million and outstanding letters of credit were $54,000.

Capital Adequacy

Shareholders' equity at September 30, 2001 was $8.9 million compared to $8.8 million at December 30, 2000. Although we incurred a net loss through September 30, 2001, shareholders' equity increased during the period due to an increase in unrealized gain on available for sale investment securities. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, we are not currently subject to these guidelines. However, the Bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by the regulatory agencies at September 30, 2001. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at September 30, 2001.

                          Required amount   Required     Actual amount   Actual
                          ---------------   Percent    -------------     Percent
                            (in $000's)     -------        (in $000's)   -------


Tier 1 capital                $   1,518         4.0 %    $   7,168       18.89%
Total capital                     3,036          8.0         7,556       19.91
Tier 1 leverage ratio             1,990          4.0         7,168       14.41

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

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and thus is prospective. The words "may", "would", "could", "will", "expect", "anticipate', "should", "believe", "intend", "plan", and "estimate", as well as similar expressions, are meant to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

Additional risks are discussed in detail in our filings from time to time with the Securities and Exchange Commission.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5. Other Information

Our board of directors accepted the resignation of James D. Stewart as our president and chief executive officer and director effective September 5, 2001. We have attached Mr. Stewart's separation agreement as exhibit 10.1. Paula S. King, our senior vice president and chief financial officer, served as our president and chief executive officer on an interim basis following Mr. Stewart's resignation. On October 1, 2001, we hired Frank W. Wingate as president and chief executive officer of our company and our bank, and Ms. King resumed her role as our senior vice president and chief financial officer. Mr. Wingate has also been appointed to the board of directors of both the company and the bank. We anticipate entering into an employment agreement with Mr. Wingate, but as of the date of this filing, Mr. Wingate's contract has not been finalized.

Item 6. Exhibits and Report on Form 8-K

(a)      Exhibits

         10.1    Separation Agreement of James D. Stewart dated October 9, 2001.

(b)      Reports on Form 8-K.

         The following exhibits were filed on Form 8-K during the quarter ended September 30, 2001.

99.1 Form 8-K referenced in Exhibit 99.1 dated September 15, 2001 to announce Mr. Stewart's resignation.

99.2 Form 8-K referenced in Exhibit 99.2 dated October 1, 2001 to announce Mr. Wingate's position as President, Chief Executive Officer, and Director of the Company and the Bank.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW COMMERCE BANCORP
                                  (Registrant)


Date:    November 3, 2001           By:   /s/ Frank W. Wingate
                                          --------------------------------------
                                              Frank W. Wingate
                                              President and Chief
                                              Executive Officer


                                    By:   /s/ Paula S. King
                                              ---------------------------------
                                              Paula S. King
                                               Senior Vice President and
                                               Chief Financial Officer