Form 10KSB
period 2001-12-31
NEW COMMERCE BANCORP
filed 2002-03-20
CIK 1075945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2001

           or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
            For the transition period from ________ to ________

                          Commission file no. 000-26061

                              NEW COMMERCE BANCORP
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 South Carolina                          58-2403844
           --------------------------                --------------
          (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation or Organization)           Identification No.)

                  501 New Commerce Court
                Greenville, South Carolina                      29607
        ------------------------------------------          ---------
         (Address of Principal Executive Offices)             (Zip Code)

                                 (864) 297-6333
                     --------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes    X          No
       --           --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's loss for its most recent fiscal year was $187,957. As of December 31, 2001, 1,000,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of the Common Stock, excluding directors and executive officers) of the company on March 11, 2002 is $5,590,040. This calculation is based upon an estimate of the fair market value of the Common Stock of $8.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one):  Yes   No   X
                                                                    --      --

                       DOCUMENTS INCORPORATED BY REFERENCE

Company's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part II and 2001 Annual Report - Part III.

Item 1.    Description of Business

         This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         o significant increases in competitive pressure in the banking and financial services industries;

         o changes in the interest rate environment which could reduce anticipated or actual margins;

         o changes in political conditions or the legislative or regulatory environment;

         o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         o  changes occurring in business conditions and inflation;

         o  changes in technology;

         o  changes in monetary and tax policies;

         o  changes in the securities markets; and

         o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         New Commerce BanCorp was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of New Commerce Bank, an association organized under the laws of the United States, to conduct a general banking business in the Golden Strip area of Greenville, South Carolina.

         Since our inception as a South Carolina corporation on July 22, 1998 through May 17, 1999, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, New Commerce Bank, to commence business as a financial institution. The bank opened for business on May 17, 1999 and engages in commercial banking business from our main office located at 501 New Commerce Court, in Greenville, South Carolina (Greenville County). New Commerce Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortagage loans to the general public.

         We completed our stock offering on June 30, 1999, and sold the maximum of 800,000 shares of our common stock at $10 per share. We raised $7,774,550 in the offering representing, $8,000,000 in proceeds, less sales agent commissions of $144,195 and stock offering expenses of $81,255. This amount was in addition to the $2,000,000 previously raised through the sale of 200,000 shares of our common stock sold to our organizers at $10 per share. We capitalized the bank with $8,250,000 of the net proceeds of the offering and the sale of the shares to the organizers. The remaining net offering proceeds were used to pay organization expenses of the company and are being used to provide general working capital, including additional future capital for investment in our bank, if needed.

         The bank engages in a commercial banking business from our main office located at 501 New Commerce Court, in Greenville, South Carolina (Greenville County) and from our branch location at 1 Five Forks Plaza Court in Simpsonville, South Carolina. The bank is a full service commercial bank without trust powers. We offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, we provide such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, credit cards and automated teller machines.

Marketing Focus

         The bank draws a large percentage of its business from the cities of Simpsonville, Mauldin, and Fountain Inn (the Golden Strip), and the unincorporated areas of Enoree and Southside, which are located in the southeastern portion of Greenville County. This area is known locally as the "Golden Strip" and is bound by Interstate 85 to the north, Highway 25 to the west, Laurens County to the south, and Spartanburg County to the east. The Golden Strip's median household income, household growth, and population growth trends have consistently outpaced the rest of Greenville County and the State of South Carolina.

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

         Real Estate Loans. Approximately 60% of our loan portfolio consists of loans that are secured by first or second mortgages on real estate. These loans generally fall into three categories: commercial real estate loans, construction and development loans, and residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity lines are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We may charge an origination fee for each loan.

         The principal economic risk associated with the categories of anticipated loans, including real estate loans, is the cash flow capability and creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Commercial Real Estate Loans. Commercial real estate loans will generally have terms of three to seven years, although payments may be structured on a longer amortization basis. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which is different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Our bank attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-loan-value ratio, established by independent appraisals, does not exceed 85%. We generally require that debtor cash flow exceeds 120% of monthly debt service obligations. The bank typically reviews the personal financial statements of the principal owners and requires their personal guarantees. One purpose of these reviews is to reveal secondary sources of repayment and liquidity to support a loan request.

         Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The terms of construction and development loans are generally limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Risks include:

         o    cost overruns,
         o    mismanaged construction,
         o    inferior or improper construction techniques,
         o    economic changes or downturns during construction,
         o    a downturn in the real estate market,
         o    rising interest rates which may prevent sale of the property, and
         o    failure to sell completed projects in a timely manner.

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

         Credit Administration. As part of its regular examination process, the Office of the Comptroller of the Currency reviews our capital adequacy, asset quality, management and board supervision, and other matters. See the discussion below under "Supervision and Regulation - New Commerce Bank." Our risk management systems enable us to generate reports of past due loans, risk rating, documentation, and policy exceptions. In addition, we have a board/oversight compliance committee to supervise administration of our loan portfolio, and we conduct internal peer reviews of our loan files. We also use an outside consulting firm to review our loan portfolio for safety and soundness and compliance. This consultant reports directly to our board/oversight compliance committee.

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

Other Banking Services

         Other bank services include commercial cash management services, commercial courier services, business manager receivables based lending program and extended hours of operation. In addition, we provide services such as an 800 number, 24-hour telephone voice response system, drive up ATMs, strategically placed cash dispenser locations, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with the STAR and Cirrus ATM networks that may be used by our customers throughout Greenville County and other regions. The bank waives the foreign ATM charge on customer withdrawals of $50 or more from other bank ATM's. The bank also offers a debit card, VISA credit card services, and merchant bankcards through a correspondent bank.

Competition

         Competition in our bank's primary service area is intense. As of June 200, there were approximately 32 banking offices representing 14 financial institutions operating in the Golden Strip (including Woodruff Road bank branches) holding approximately $768 million in deposits.

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

Employees

         As of March 11, 2002, we had 17 full-time employees and 1 part-time employee operating out of our main facility in Greenville and our branch facility in Simpsonville.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act, New Commerce BanCorp is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         o   banking and managing or controlling banks;
         o   furnishing services to or performing services for its subsidiaries;
             and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o   acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o   merging or consolidating with another bank holding company.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o    making or servicing loans and certain types of leases;
         o    engaging in certain insurance and discount brokerage activities;
         o    performing certain data processing services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;
         o    owning savings associations; and
         o making investments in certain corporations or projects designed primarily to promote community welfare.

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

New Commerce Bank

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including


         o   security devices and procedures;
         o   adequacy of capitalization and loss reserves;
         o   loans;
         o   investments;
         o   borrowings;
         o   deposits;
         o   mergers;
         o   issuances of securities;
         o   payment of dividends;
         o   interest rates payable on deposits;
         o   interest rates or fees chargeable on loans;
         o   establishment of branches;
         o   corporate reorganizations;
         o   maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o   internal controls;
         o   information systems and audit systems;
         o   loan documentation;
         o   credit underwriting;
         o   interest rate risk exposure; and
         o   asset quality.

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

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o    submit a capital restoration plan;
         o    raise additional capital;
         o restrict their growth, deposit interest rates, and other activities;
         o    improve their management;
         o    eliminate management fees; or
         o    divest themselves of all or a part of their operations.

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

Item 2.  Description of Property

         The headquarters for the Company and the Bank are located at 501 New Commerce Court, at Butler Road and I-385, in Greenville, South Carolina. This 12,089 square foot facility, situated on approximately 2 acres, was completed in May 2000 at a cost of approximately $1.5 million and is owned by the Bank. This facility houses a full-service branch as well as the Company's administrative and operations staff. The Bank's first branch was opened in June 2000 at the intersection of Woodruff and Batesville Roads (1 Five Forks Plaza Court) in Simpsonville, South Carolina. This 3,050 square foot facility is situated on approximately 1 acre and is owned by the Bank. The branch was completed at a cost of approximately $595,000. In October 1999, the Company purchased a building at 111 North Main Street in Mauldin, South Carolina for $403,000 to be used for future expansion. In April 2001, we leased the building for a 5 -year lease term.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.

         In response to this Item, the information contained on page 34 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Results of Operation

         In response to this Item, the information contained on pages 3 through 15 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7.  Financial Statements

         In response to this Item, the information contained on pages 16 through 32 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         In response to this Item, the information contained on page 12 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 7 through 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on page 12 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 is incorporated herein by reference.

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

10.1A Separation Agreement dated October 9, 2001 between New Commerce BanCorp and James D. Stewart.

10.2 Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.4 Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 1999, File No. 333-70589).

13.1.    The Company's 2001 Annual Report

21.1.    Subsidiaries of the Company

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NEW COMMERCE BANCORP


Date:   March 12, 2002               By: /s/ Frank W. Wingate
       ------------------                ---------------------------------------
                                         Frank W. Wingate
                                         President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank W. Wingate, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----

/s/ Richard W. Bailey
------------------------------------
Richard W. Bailey                                    Director                            03/12/02
                                                                                -----------------


/s/ Timothy A. Brett
------------------------------------
Timothy A. Brett                                     Director                            03/12/02
                                                                                -----------------


/s/ Marshall J. Collins, Jr.
------------------------------------
Marshall J. Collins, Jr.                             Director                            03/12/02
                                                                                -----------------

/s/ Ralph S. Crawley
------------------------------------
Ralph S. Crawley                                     Director                            03/12/02
                                                                                -----------------

/s/ G. Mitchell Gault
------------------------------------
G. Mitchell Gault                                    Director                            03/12/02
                                                                                -----------------





Signature                                            Title                              Date
---------                                            -----                              ----

/s/ Tommy D. Greer
------------------------------------
Tommy D. Greer                                       Director                            03/12/02
                                                                                -----------------


/s/ Bobby L. Johnson
------------------------------------
Bobby L. Johnson                                     Director                            03/12/02
                                                                                -----------------


/s/ Robert T. Kellett
------------------------------------
Robert T. Kellett                                    Director                            03/12/02
                                                                                -----------------


/s/ Dennis O. Raines
------------------------------------
Dennis O. Raines                                     Director                            03/12/02
                                                                                -----------------


/s/ Frank W. Wingate                                 Director                            03/12/02
------------------------------------                                            -----------------
Frank W. Wingate


/s/ Paula S. King                                    Principal Accounting                03/12/02
------------------------------------                                            -----------------
Paula S. King                                        Officer and Chief Financial
                                                     Officer

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

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Employment Agreement dated August 1, 1998 between New Commerce BanCorp and James D. Stewart (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333- 70589).

10.1A Separation Agreement dated October 9, 2001 between New Commerce BanCorp and James D. Stewart.

10.2 Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.4 Employment Agreement dated January 29,1999 between New Commerce BanCorp and Paula S. King (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 1999, File No. 333-70589).

13.1.    The Company's 2001 Annual Report

21.1.    Subsidiaries of the Company

Exhibit 13


                     New Commerce BanCorp 2001 Annual Report