Form 10QSB
period 2002-03-31
NEW COMMERCE BANCORP
filed 2002-05-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
          ------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

       South Carolina                                 58-2403844
       --------------                                 ----------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

            501 New Commerce Court, Greenville, South Carolina 29607
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                 ---------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
          ------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --    --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of April 23, 2002.

 Transitional Small Business Disclosure Format (check one):    Yes       No   X
                                                                   --        --


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              New Commerce BanCorp
                           Consolidated Balance Sheets


                                                                           March 31,                    December 31,
                                                                             2002                           2001
                                                                          (Unaudited)                    (Audited)
                                                                          ----------                   ------------

Assets
Cash and due from banks                                                $  1,227,761                 $      997,887
Federal funds sold                                                              884                      1,026,449
Investment securities, available for sale                                14,484,929                     14,969,033
Investment securities, held to maturity                                     895,089                        720,512
Federal Reserve Bank stock                                                  237,250                        237,250
Federal Home Loan Bank stock                                                 71,000                         65,400
Loans - net                                                              29,307,663                     28,542,163
Property and equipment - at cost, less accumulated
   depreciation                                                           4,332,244                      4,367,879
Accrued interest receivable                                                 281,787                        302,131
Other assets                                                           $    536,320                        401,853
                                                                       ------------                  -------------
Total assets                                                           $ 51,374,927                  $  51,630,557
                                                                       ============                  =============



Liabilities and Shareholders' Equity
Deposits                                                               $ 35,575,254                   $ 37,715,085
Federal funds purchased                                                   2,115,000                             --
Securities sold under agreements to repurchase                            4,790,000                      4,854,000
Accrued expenses and other liabilities                                      253,440                        303,280
                                                                       ------------                  -------------
Total liabilities                                                        42,733,694                     42,872,365
                                                                       ------------                  -------------

Shareholders' Equity
Common stock, $.01 par value, 10,000,000 shares
     authorized, 1,000,000 shares
issued
     at March 31, 2002 and December 31, 2001                                 10,000                         10,000
Additional paid-in capital                                                9,741,658                      9,741,658
Retained deficit                                                         (1,236,454)                    (1,240,960)
Accumulated other comprehensive income                                      126,029                        247,494
                                                                       ------------                  -------------
Total shareholders' equity                                                8,641,233                      8,758,192
                                                                       ------------                  -------------
Total liabilities and shareholders' equity                             $ 51,374,927                  $  51,630,557
                                                                       ============                  =============


See Notes to Consolidated Financial Statements, which are an integral part of these statements.


PART I  FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

                              New Commerce BanCorp
                Consolidated Statements of Operations (Unaudited)
                       For the Three Months Ended March 31

                                                         2002             2001
                                                         ----             ----

INTEREST INCOME
   Loans (including fees)                            $  470,234      $  472,996
   Investment securities                                231,286         267,506
   Federal funds sold                                       141           9,174
                                                     ----------      ----------
   Total interest income                                701,661         749,676
                                                     ----------      ----------

INTEREST EXPENSE
   Deposits                                             206,425         365,048
   Securities sold under agreements to repurchase        28,782              --
   Federal funds purchased                                4,127           2,421
                                                     ----------      ----------
   Total interest expense                               239,334         367,469
                                                     ----------      ----------

NET INTEREST INCOME                                     462,327         382,207

Provision for possible loan losses                        9,325          24,896
                                                     ----------      ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            453,002         357,311
                                                     ----------      ----------

NONINTEREST INCOME
   Service charges on deposit accounts                   23,755          15,265
   Brokered loan fees                                    16,730          33,000
   Other                                                 15,051          12,146
                                                     ----------      ----------
         Total noninterest income                        55,536          60,411
                                                     ----------      ----------
TOTAL INCOME                                            508,538         417,722
                                                     ----------      ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                       284,039         280,768
   Occupancy, office and equipment                       74,210          70,375
   Data processing                                       48,396          42,969
   Postage, supplies and printing                         9,440          14,333
   Marketing                                             14,697          21,567
   Insurance                                              3,377           9,552
   Telephone                                             10,835           8,525
   Legal                                                  5,312             674
   Contract services and courier                         10,707           8,933
   Audit and accounting                                   7,077           4,929
   Other                                                 32,576          34,263
                                                     ----------     -----------
  Total noninterest expense                             500,666         496,888
                                                     ----------     -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)         7,872         (79,166)

INCOME TAX EXPENSE (BENEFIT)                              3,366         (38,533)

NET INCOME (LOSS)                                    $    4,506     $   (40,633)
                                                     ==========     ===========

Basic net income (loss) per common share             $      .00     $      (.04)
                                                     ==========     ===========
Weighted average number of common shares
 outstanding                                          1,000,000       1,000,000
                                                     ==========     ===========


See Notes to Consolidated Financial Statements, which are an integral part of these statements.



PART I - FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

                              New Commerce BanCorp
                 Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)





                                                                                                Accumulated
                                                                                                  Other           Total
                                          Common Stock         Additional       Retained      Comprehensive   Shareholders'
                                   ----------------------      Paid-in Capital   Deficit      Income (Loss)       Equity
                                   Shares         Amount      ---------------   --------     --------------       ------
                                   ------         ------
Balance, December 31, 2000          1,000,000      $  10,000     $ 9,741,658    $(1,053,003)       $  109,160    $ 8,807,815

Net loss                                   --             --              --        (40,633)               --        (40,633)
Other comprehensive income,
 net of tax effect of $54,973:
    Unrealized holding gain
      on securities available for          --             --              --             --           106,718        106,718
                                    ---------      ---------     -----------   ------------        ----------    -----------
Comprehensive income                       --             --              --             --                --         66,085
                                    ---------      ---------     -----------   ------------        ----------    -----------


Balance, March 31, 2001             1,000,000      $  10,000     $ 9,741,658   $ (1,093,636)       $  215,878    $ 8,873,900
                                    ---------      ---------     -----------   -------------       ----------    -----------

Balance, December 31, 2001          1,000,000      $  10,000     $ 9,741,658   $  (1,240,960)      $  247,494    $ 8,758,192

Net income                                                --                           4,506               --          4,506
Other comprehensive loss,
 net of tax effect of $62,573:
    Unrealized holding loss
      on securities
      available for sale                   --             --              --              --         (121,465)      (121,465)
Comprehensive loss                  ---------      ---------     -----------   -------------       ----------    -----------
                                           --             --              --              --               --       (116,959)
                                    ---------      ---------     -----------   -------------       ----------    -----------
Balance, March 31, 2002             1,000,000      $  10,000     $ 9,741,658   $  (1,236,454)     $   126,029    $ 8,641,233
                                    ---------      ---------     -----------   -------------       ----------    -----------



See Notes to Consolidated Financial Statements, which are an integral part of these statements.


PART I - FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

                              New Commerce BanCorp
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                   (Unaudited)
                                                                                             2002               2001
                                                                                             ----               ----

OPERATING ACTIVITIES
   Net income (loss)                                                                        $  4,506         $  (40,633)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities
   Depreciation and amortization                                                              26,974
                                                                                                                 34,818
   Provision for possible loan losses                                                          9,325             24,896
   Deferred income tax provision (benefit)                                                     3,366            (38,533)
   Increase in accrued interest receivable                                                    20,344             49,754
   (Increase) decrease in other assets                                                       (75,260)            49,053
   Increase (decrease) in accrued expenses and other liabilities                             (49,840)            (8,175)
                                                                                         -----------         ----------

   Net cash provided by (used for) operating activities                                      (60,585)            71,180
                                                                                         -----------         ----------

INVESTING ACTIVITIES
   Net decrease (increase) in federal funds sold                                           1,025,565           (403,906)
   Purchase of investment securities available for sale                                     (501,052)        (3,068,661)
   Purchase of investment securities held to maturity                                       (198,688)                --
   Proceeds from bonds called or sold                                                             --          2,500,000
   Principal paydowns on investment securities                                               835,323            170,736
   Net increase in loans                                                                    (774,825)        (1,659,758)
   Capital expenditures for property                                                          (1,433)            (8,216)
   Increase in Federal Home Loan Bank capital stock                                           (5,600)           (27,200)
                                                                                         -----------         ----------

   Net cash provided by (used for) investing activities                                      379,290         (2,497,005)
                                                                                         -----------         ----------

FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                    (2,139,831)         1,714,950
   Decrease in securities sold under agreements to repurchase                                (64,000)                --
   Increase (decrease) in federal funds purchased                                          2,115,000           (100,000)
                                                                                         -----------         ----------
   Net cash (used for) provided by financing activities                                      (88,831)         1,614,950
                                                                                         -----------         ----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                           229,874           (810,875)
   Cash and due from banks, beginning of period                                              997,887          2,018,365
                                                                                         -----------         ----------
   Cash and due from banks, end of period                                               $  1,227,761        $ 1,207,490
                                                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                                          $    458,002       $    361,353
                                                                                        ============       ============
      Income taxes                                                                      $         --       $         --
                                                                                        ============       ============
   Change in unrealized (loss) gain on investment securities available for sale,
      net of deferred income taxes                                                      $   (121,465)      $    106,718
                                                                                        ============       ============


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                              New Commerce BanCorp
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization and Basis of Presentation

Business activity and organization

New Commerce BanCorp (the "Company") was incorporated in South Carolina on July 22, 1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of New Commerce Bank (the "Bank"), an association organized under the laws of the United States, to conduct a general banking business in Mauldin, South Carolina.

We sold 1,000,000 shares of common stock at an offering price of $10 per share. Net of selling expenses, we raised $9,751,658 in the offering. We capitalized the Bank with $8,250,000 of the net proceeds of the offering and the sale of shares to the organizers. The remaining net offering proceeds were used to pay our organization expenses and to provide general working capital, including additional future capital for investment in the Bank, if needed. On February 11, 1999, the Office of the Comptroller of the Currency issued preliminary approval of the Bank to become a federally chartered bank, and on March 10, 1999, the Federal Deposit Insurance Corporation approved our application for deposit insurance for the Bank. We commenced business on May 17, 1999 and we are primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial and consumer loans to the general public. We opened our permanent headquarters facility in May 2000 and our first permanent branch in June 2000.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2001 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Net Income (Loss) Per Common Share

SFAS No. 128, "Earnings Per Share" requires that we present basic and diluted net income (loss) per share. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share was 1,000,000 for the three months ended March 31, 2002 and 2001. Stock options outstanding were anti-dilutive or had no material effect on the computation of weighted average shares outstanding.

Note 3 - Stock Options

The following is an analysis of stock option activity for the three months ended March 31, 2002 and 2001:

                                                 2002                          2001
                                     ----------------------------  --------------------------
                                                    Weighted                     Weighted
                                                     average                      average
                                       Shares    exercise price     Shares     exercise price
                                     ----------- ---------------   ---------  ---------------

Outstanding at beginning of period      113,000      $     8.35     133,000     $    9.80
Granted                                  20,000            7.94       2,500          6.88
Forfeitures                             (14,000)           9.14      (8,500)        10.00
                                     ----------                   ---------

Outstanding at end of period            119,000             8.19    127,000          9.72
                                     ==========                   =========

Options exercisable
                                         19,200             9.83     21,700         10.00
                                     ==========                   =========

Shares available for grant               31,000                      23,000
                                     ==========                   =========


Upon completion of the 1999 stock offering, each of the Company's organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------------

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of New Commerce BanCorp and subsidiary. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information included in this report and should be read with an understanding of our short operating history.

Results of Operations for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001:

Our consolidated net income for the quarter ended March 31, 2002 was $4,506, or $.00 per share, compared to a net loss of $40,633, or $.04 per share, for the quarter ended March 31, 2001. This improvement reflects continued growth in earning assets since we commenced operations in May 1999. Following is a discussion of the more significant components of our net income.

Net Interest Income

The largest component of net income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended March 31, 2002 was $462,327 compared to $382,207 for the same period last year, an increase of 21%. This increase was related, in part, to the increase in average earning assets, specifically the increase in our loan portfolio.

For the quarter ended March 31, 2002, average earning assets totaled $44.0 million with an annualized average yield of 6.36%. Average earning assets and annualized average yield were $34.4 million and 8.77%, respectively for the quarter ended March 31, 2001. Although volume of earning assets has increased, the positive effect this increase had on interest income was partially offset by the decreased average yield. The average yield was negatively impacted by the significant drop in the prime rate. The decrease in the prime rate negatively impacted the variable rate portion of our loan portfolio, which comprises approximately 65% of our total portfolio.

Since loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 66% and 59% of average earning assets for the first quarter of 2002 and 2001, respectively. Loan interest income for the three-month period ended March 31, 2002 totaled $470,234, compared to $472,996 for the same period in 2001. The annualized average yield on loans was 6.61% for the quarter ended March 31, 2002 compared to 9.48% for the same period in 2001. As discussed above, the yield decrease resulted from the declining rate environment and its immediate impact on our variable rate loan portfolio.

Investment securities averaged $15.1 million, or 34%, of average earning assets for the first quarter of 2002 compared to $13.4 million or 39% of average earning assets for the same period in 2001. Interest earned on investment securities amounted to $231,286 for the three months ended March 31, 2002, compared to $267,506 for the three months ended March 31, 2001. Investment securities yielded 5.91% during the first quarter of 2002, compared to 7.84% during the same period last year. This difference in yield resulted from the effect of higher yielding callable bonds held in the portfolio during the period ended March 31, 2001 being called prior to the quarter ended March 31, 2002.

Interest expense for the quarter ended March 31, 2002 was $239,334 compared to $367,469 for the same period last year. Interest expense is comprised principally of interest paid and accrued on deposit accounts. Although the average balance of deposits increased to $35.7 million during the quarter ended March 31, 2002 from $33.0 million during the quarter ended March 31, 2002, the amount of interest expense for the current year quarter decreased by $158,623, due to market rates declining throughout 2001. Other components of interest expense for the quarter ended March 31, 2002 were interest of $4,127 on federal funds purchased and $28,782 on a reverse repurchase agreement. We entered into the repurchase agreement of $4,790,000 after March 31, 2001, and it remained outstanding at March 31, 2002. The average rate on interest-bearing liabilities was 2.35% for the quarter ended March 31, 2002 compared to 4.65% for the same period in 2001.

Interest Rate Sensitivity

Asset/liability management is the process by which we monitor and control the mix, maturities and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate risk management becomes increasingly important in an interest rate environment and economy such as the one that we are currently experiencing.

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

Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing interest rates when we have a liability-sensitive gap position. At March 31, 2002, the Company was liability-sensitive over the twelve-month timeframe. However, this gap analysis presents only a static view of the timing of maturities and repricing opportunities and does not consider the impact that changes in interest rates will have on individual assets and liabilities.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the three months ended March 31, 2002, the provision for possible loan losses was $9,325 compared to $24,896 for the same period last year. See the section of this discussion entitled "Balance Sheet Review - Loan Portfolio and Allowance for Loan Losses."

Non-Interest Income

Non-interest income for the quarter ended March 31, 2002 was $55,536 compared to $60,411 for the same period in 2001 for a decrease of 8%. Deposit account service charges represented $23,755 for the quarter ended March 31, 2002 compared to $15,265 for the comparable period in 2001. This increase is due to the growth in deposit accounts experienced during the comparable periods. Brokered loan fees totaled $16,730 and $33,000 for the quarters ended March 31, 2002 and 2001, respectively, the decrease being attributed to lower mortgage refinancing activity during the quarter ended March 31, 2002 as compared to the comparable period in 2001.

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2002 was $500,666 compared to $496,888 for the same period in 2001. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $3,271 from $280,768 for the three months ended March 31, 2001 to $284,039 for the three-month period ended March 31, 2002 and is a result of annual raises and additional staff necessary to support our growth environment. Occupancy, office and equipment expense totaled $74,210 for the second quarter of 2002, compared to $70,375 for the same period last year.

Data processing expense totaled $48,396 for the three-month period ended March 31, 2002 compared to $42,969 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider. Included in "other" expenses are OCC assessments, training costs, memberships, correspondent bank fees and ancillary loan processing expenses.

Balance Sheet Review

Total consolidated assets decreased $0.2 million from $51.6 million at December 31, 2001 to $51.4 at March 31, 2002. This negligible decrease in assets was primarily caused by a $1.0 million decrease in federal funds sold and a $0.5 million decrease in investment securities, partially offset by a $0.8 million increase in net loans, a $0.2 million increase in cash and due from banks and a $0.2 million increase in other assets.

Similarly, there was a $2.1 million (or 6%) decline in deposits, which totaled $35.6 million at March 31, 2002. The decline in deposits was caused by general declines in commercial account balances and fluctuations in commercial sweep accounts. To fund the net loan growth and the deposit outflow, we utilized available federal funds lines of credit. Investment securities decreased due to principal paydowns on mortgage-backed securities and the decline in market value of the available for sale investment securities.

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and demand.

Loan Portfolio and Allowance for Loan Losses

Net outstanding loans represented the largest component of earning assets as of March 31, 2002 at $29.3 million or 66% of total earning assets, compared to 63% at December 31, 2001. Net loans have increased 3% since December 31, 2001. Balances within the major loan categories were as follows:

                                                March 31, 2002                           December 31, 2001
                                                --------------                           -----------------

Commercial                                            $6,732,728                                $  7,545,371
Real Estate - 1-4 Family                               2,535,757                                   2,657,284
1-4 Family Equity Lines                                2,183,485                                   2,003,867
Real Estate - Commercial, construction                16,133,687                                  14,781,487
Consumer and installment loans                         2,136,331                                   1,959,154
                                                       ---------                                   ---------
                                                   $  29,721,988                                $ 28,947,163
                                                      ==========                                  ==========

Allowance for loan loss, December 31, 2001                                $ 405,000
Provision                                                                     9,325
(Charge-offs) recoveries
                                                                                 --
Allowance for loan loss, March 31, 2002                                   $ 414,325
                                                                          ---------

Allowance for loan losses to loans outstanding, December 31, 2001                                     1.40 %
                                                                                                      ------
Allowance for loan losses to loans outstanding, March 31, 2002                                        1.39 %
                                                                                                      ------

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio.

This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

The allowance for loan losses was $414,325 at March 31, 2002, or 1.39% of gross loans compared to $405,000 at December 31, 2001, or 1.40% of gross loans.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. There were no non-performing loans or loans delinquent more than 90 days at March 31, 2002 and December 31, 2001.

Investment Portfolio

Investment securities represented 34% and 35% of earning assets at March 31, 2002 and December 31, 2001, respectively. Investment securities decreased 2% from December 31, 2001, due to $0.8 million in principal paydowns and a $0.3 million decrease in the unrealized gain, partially offset by $0.7 million in purchases. We primarily invest in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank.

The following is a table of investment securities by category at March 31, 2002 and December 31, 2001:

                                                            March 31, 2002          December 31, 2001
                                                            --------------          -----------------


U. S. Government agencies and U. S.
 Government sponsored agencies                                   $ 6,895,227                $ 6,776,200
Agency mortgage-backed securities                                  3,045,950                  3,090,100
Agency collateralized mortgage obligations                         2,102,791                  2,445,845
Corporate bonds                                                    3,336,050                  3,377,400
FRB stock                                                            237,250                    237,250
FHLB stock                                                            71,000                     65,400
                                                                      ------                     ------

Total                                                           $ 15,688,268                $15,992,195
                                                                ============                ===========


Deposits

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 were as follows:

                                                           March 31, 2002          December 31, 2001
                                                           --------------          -----------------

Non-interest bearing demand deposits                           $  5,299,851               $ 6,539,607
Interest-bearing checking                                         3,102,143                 3,367,344
Savings deposits                                                    467,310                   452,123
Money market accounts                                             9,503,650                10,847,650
Time deposits less than $100,000                                  8,286,807                 7,442,601
Time deposits of $100,000 or more                                 8,915,493                 9,065,760
                                                                  ---------                 ---------
                                                               $ 35,575,254               $37,715,085
                                                                 ==========                ==========


Other Borrowings

In November 2001, we entered into a reverse repurchase agreement with a correspondent bank whereby we borrowed $4.9 million at 2.50% and purchased an agency bond at $4.9 million, yielding 4.25%, with the proceeds. We simultaneously sold the bond to the correspondent bank, with an option to repurchase at a specified future date. The bond and corresponding repurchase agreement have quarterly call and renewal dates, respectively. On February 13, 2002, the first call date, the bond was not called and the repurchase agreement was renewed for $4.8 million at 2.25%, resulting in a 188 basis point weighted average spread on this transaction during the first quarter 2002.

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

At March 31, 2002, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $1.2 million and represented 2.39% of total assets. Investment securities totaled $15.7 million, and represented 30.5% of total assets. Unpledged investment securities, classified as available-for sale, provide a secondary source of liquidity since they can be converted to cash in a timely manner. 54% of our investment portfolio was unpledged at March 31, 2002. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at March 31, 2002 was 83.4% and 76.8% at December 31, 2001. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, and generation of deposits. In addition, we maintain federal funds lines of credit with correspondent banks in the amount of $4,000,000, lines of credit with the Federal Reserve Bank, and we are members of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At March 31, 2002, we had approximately $5 million in available credit under our FHLB facility. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

We have a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy

Shareholders' equity at March 31, 2002 was $8.6 million compared to $8.8 million at December 30, 2001. Although we had net income through March 31, 2002, shareholders' equity decreased during the period due to a decrease in unrealized gain on available for sale investment securities. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the Bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2002. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 2002.

                     Required amount   Required     Actual amount     Actual
                     ---------------   Percent      -------------    Percent
                       (in $000's)     --------      (in $000's)     -------


Tier 1 capital             $1,672         4.0 %       $7,076         17.30%
Total capital               3,344          8.0         7,490         18.31
Tier 1 leverage ratio       1,959          4.0         7,076         14.45

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2002, we had issued commitments to extend credit of $4.2 million through various types of lending arrangements, of which $0.1 million was at fixed rates and $4.1 million was at variable rates. Of these commitments, $1.6 million consisted of unused amounts of approved home equity lines of credit which extend up to 10 years. The remaining $2.6 million principally consisted of approved but unused commercial lines of credit which extend up to 1 year. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we or any of our subsidiaries are party of or which any of their property is the subject.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2002.

Item 5. Other Information

Paula S. King, senior vice president and chief financial officer resigned effective March 15, 2002. We expect to hire a new chief financial officer prior to the end of the second quarter of 2002.

Item 6. Exhibits and Report on Form 8-K

(a)      Exhibit List:              None.

(b)      Reports on Form 8-K.

              There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEW COMMERCE BANCORP
                                          (Registrant)


Date:    May 9, 2002                By:  /s/ Frank W. Wingate
                                         ------------------------------------
                                         Frank W. Wingate
                                         President and Chief Executive Officer
                                         Principal Accounting Officer