Form 10QSB
period 2002-06-30
NEW COMMERCE BANCORP
filed 2002-08-14
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-70589

                              NEW COMMERCE BANCORP
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

     South Carolina                                         58-2403844
     --------------                                         ----------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

            501 New Commerce Court, Greenville, South Carolina 29607
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (864) 297-6333
                     -------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                                ----------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of August 8, 2002.

  Transitional Small Business Disclosure Format (check one):    Yes    No   X
                                                                   --       --

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       NEW COMMERCE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                           June 30,          December 31,
                                                                                             2002                2001
                                                                                     -----------------   ------------------
Assets:
Cash and due from banks                                                                  $   1,414,520        $     997,887
Federal funds sold                                                                               1,034            1,026,449
Investment securities, available for sale                                                   14,483,671           14,969,033
Investment securities, held to maturity                                                        862,773              720,512
Federal Reserve Bank stock                                                                     237,250              237,250
Federal Home Loan Bank stock                                                                    71,000               65,400
Loans, net                                                                                  32,104,479           28,542,163
Property and equipment, net                                                                  4,290,463            4,367,879
Accrued interest receivable                                                                    298,703              302,131
Other assets                                                                                   361,154              401,853
                                                                                     -----------------   ------------------
        Total assets                                                                     $  54,125,047        $  51,630,557
                                                                                     =================   ==================
 Liabilities and Shareholders' Equity:
Liabilities:
     Deposits                                                                            $  39,364,982        $  37,715,085
     Federal funds purchased                                                                   880,000                    -
     Securities sold under agreements to repurchase                                          4,754,000            4,854,000
     Other liabilities                                                                         261,808              303,280
                                                                                     -----------------   ------------------
        Total liabilities                                                                   45,260,790           42,872,365
                                                                                     -----------------   ------------------
Shareholders Equity:
     Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued                                                                 -                    -
     Common stock, $.01 par value, 10,000,000 shares
        authorized, 1,000,000 issued and outstanding                                            10,000               10,000
     Additional paid-in capital                                                              9,741,658            9,741,658
     Retained deficit                                                                       (1,230,029)          (1,240,960)
     Accumulated other comprehensive income                                                    342,628              247,494
                                                                                     -----------------   ------------------
        Total shareholders' equity                                                           8,864,257            8,758,192
                                                                                     -----------------   ------------------
        Total liabilities and shareholders' equity                                       $  54,125,047        $  51,630,557
                                                                                     =================   ==================


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                     --------------------------------    ---------------------------------
                                                          2002             2001               2002             2001
                                                     ---------------   --------------    ---------------  ----------------
Interest Income:
     Interest and fees on loans                          $ 497,262        $ 475,319          $ 967,496        $  948,315
     Investment securities                                 227,378          304,675            458,664           572,181
     Federal funds sold                                        473            7,447                614            16,621
                                                   ---------------   --------------    ---------------  ----------------
        Total interest income                              725,113          787,441          1,426,774         1,537,117
                                                   ---------------   --------------    ---------------  ----------------

Interest Expense:
     Deposits                                              205,353          352,886            411,778           717,934
     Securities sold under agreement to repurchase          26,942           41,088             55,724            41,088
     Federal funds purchased                                 6,983            4,654             11,110             7,075
                                                   ---------------   --------------    ---------------  ----------------
        Total interest expense                             239,278          398,628            478,612           766,097
                                                   ---------------   --------------    ---------------  ----------------
Net Interest Income                                        485,835          388,813            948,162           771,020

Provision for Loan Losses                                   20,675           36,900             30,000            61,796
                                                   ---------------   --------------    ---------------  ----------------
Net Interest Income After Provision for Loan Losses
                                                           465,160          351,913            918,162           709,224
                                                   ---------------   --------------    ---------------  ----------------

Non-Interest Income:
     Service fees on deposit accounts                       27,673           13,177             51,428            28,442
     Mortgage brokerage income                              19,852           19,673             36,582            52,673
     Other                                                  14,817           15,630             29,868            27,776
                                                   ---------------   --------------    ---------------  ----------------
        Total non-interest income                           62,342           48,480            117,878           108,891
                                                   ---------------   --------------    ---------------  ----------------

Total Income                                               527,502          400,393          1,036,040           818,115
                                                   ---------------   --------------    ---------------  ----------------

Non-Interest Expense:
     Salaries and benefits                                 271,396          263,098            555,435           543,866
     Occupancy, furniture and equipment                     72,447           56,912            146,657           127,287
     Data processing                                        43,103           45,377             91,499            88,346
     Marketing                                              30,809           22,023             45,506            43,590
     Printing, supplies and postage                         17,417           17,618             26,857            31,951
     Other                                                  84,055           84,030            153,939           150,906
                                                   ---------------   --------------    ---------------  ----------------
        Total non-interest expenses                        519,227          489,058          1,019,893           985,946
                                                   ---------------   --------------    ---------------  ----------------

Income (Loss) Before Income Taxes                            8,275          (88,665)            16,147          (167,831)

Income Tax Provision (Benefit)                               1,850          (49,399)             5,216           (87,932)
                                                   ---------------   --------------    ---------------  ----------------

Net Income (Loss)                                        $   6,425       $  (39,266)         $  10,931        $  (79,899)
                                                   ===============   ==============    ===============  ================

Basic and Diluted Earnings (Loss) per Share              $    0.01        $   (0.04)          $   0.01         $   (0.08)

Weighted Average Shares Outstanding - Basic              1,000,000        1,000,000          1,000,000         1,000,000

Weighted Average Shares Outstanding - Diluted            1,014,971        1,000,000          1,010,895         1,000,000


See Notes to Consolidated Financial Statements, which are an integral part of these statements.


                       NEW COMMERCE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                                   Accumulated
                                            Common Stock           Additional                         Other            Total
                                      --------------------------    Paid-in         Retained      Comprehensive   Shareholders'
                                            Shares        Amount    Capital        (Deficit)      Income (Loss)        Equity
                                      -------------  -----------  -------------  ---------------  ---------------  ---------------

  Balance, December 31, 2000             1,000,000     $ 10,000    $ 9,741,658   $  (1,053,003)      $  109,160       $8,807,815

  Net loss                                      -            -              -          (79,899)               -          (79,899)
  Other comprehensive income (loss),
    net of tax effect of $56,290:
    Unrealized holding gain on
      securities available for sale             -            -              -                -          109,269          109,269
                                                                                                                 ---------------
  Comprehensive income                          -            -              -                -                -           29,370
                                                                                                                 ---------------

                                     ------------  -----------  -------------  ---------------  ---------------  ---------------

  Balance, June 30, 2001                1,000,000     $ 10,000    $ 9,741,658    $  (1,132,902)      $  218,429       $8,837,185
                                     ============  ===========  =============  ===============  ===============  ===============

  Balance, December 31, 2001            1,000,000     $ 10,000    $ 9,741,658    $  (1,240,960)      $  247,494       $8,758,192

  Net income                                    -            -              -           10,931                -           10,931
  Other comprehensive income (loss),
    net of tax effect of $49,007:
    Unrealized holding gain on
      securities available for sale             -            -              -                -           95,134           95,134
                                                                                                                 ---------------
  Comprehensive income                          -            -              -                -                -          106,065
                                     ------------  -----------  -------------  ---------------  ---------------  ---------------
  Balance, June 30, 2002                1,000,000     $ 10,000    $ 9,741,658     $ (1,230,029)      $  342,628       $8,864,257
                                     ============  ===========  =============  ===============  ===============  ===============


See Notes to Consolidated Financial Statements, which are an integral part of these statements



                       NEW COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               ---------------------------------
                                                                                    2002              2001
                                                                               ---------------   ---------------

Operating Activities:
    Net income (loss)                                                             $   10,931        $  (79,899)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                       30,000            61,796
      Depreciation and amortization                                                   61,424            75,193
      Gain on sale of property and equipment                                               -            (1,077)
      Decrease (increase) in accrued interest receivable                               3,428           (28,057)
      (Increase) decrease in other assets                                             (8,308)           26,742
      (Decrease) increase in other liabilities                                       (41,472)           76,732
                                                                             ---------------   ---------------
        Net cash provided by operating activities                                     56,003           131,430
                                                                             ---------------   ---------------

Investing Activities:
    Increase in loans, net                                                        (3,592,316)       (5,831,053)
    Purchase of investment securities available for sale                            (501,052)       (8,495,913)
    Purchase of investment securities held to maturity                              (198,688)                -
    Purchase of Federal Home Loan Bank stock                                          (5,600)          (27,200)
    Proceeds from principal payments on investment securities available
       for sale                                                                    1,148,589           741,204
    Proceeds from principal payments on investment securities held to
       maturity                                                                       57,225            25,330
    Proceeds from sale or call of investment securities available for                      -         3,374,400
      sale
    Purchase of property and equipment                                                (2,840)          (52,123)
                                                                             ---------------   ---------------
        Net cash used for investing activities                                    (3,094,682)      (10,265,355)
                                                                             ---------------   ---------------
Financing Activities:
    Increase in deposits, net                                                      1,649,897         4,128,011
    Increase in federal funds purchased                                              880,000           924,024
    Net (decrease) increase in  securities sold under agreement to
       repurchase                                                                   (100,000)        4,987,500
                                                                             ---------------   ---------------
        Net cash provided by financing activities                                  2,429,897        10,039,535
                                                                             ---------------   ---------------
Net Decrease in Cash and Cash Equivalents                                           (608,782)          (94,390)

Cash and Cash Equivalents, Beginning of Period                                     2,024,336         2,018,365
                                                                             ---------------   ---------------
Cash and Cash Equivalents, End of Period                                         $ 1,415,554       $ 1,923,975
                                                                             ===============   ===============

Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
      Interest                                                                    $  476,057        $  736,275
                                                                             ===============   ===============
      Income Taxes                                                                $        -        $        -
                                                                             ===============   ===============
    Change in unrealized gain on investment securities available for
       sale net of deferred income taxes                                          $   95,134        $  109,269
                                                                             ===============   ===============


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2001 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Earnings (Loss) Per Share
The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three- and six-month periods ended June 30, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

                                               Quarter Ended June 30,           Six Months Ended June 30,
                                             ----------------------------      ----------------------------
                                                 2002           2001                 2002           2001
                                             -------------  -------------      -------------  -------------

Basic EPS:
Net income (loss)                            $     6,425    $    (39,266)       $     10,931    $    (79,899)
Average common shares outstanding              1,000,000       1,000,000           1,000,000       1,000,000
                                           -------------   -------------      --------------  --------------

Basic Earnings (Loss) Per Share              $      0.01    $      (0.04)       $       0.01    $      (0.08)
                                           =============   =============      ==============  ==============
Diluted EPS:
Net income (loss)                            $     6,425    $    (39,266)       $     10,931    $    (79,899)
                                           -------------   -------------      --------------  --------------

Average common shares outstanding              1,000,000       1,000,000           1,000,000       1,000,000
Dilutive effect of stock options and
   warrants                                       14,971               -              10,895               -
                                           -------------   -------------      --------------  --------------

Average dilutive shares outstanding            1,014,971       1,000,000           1,010,895       1,000,000
                                           -------------   -------------      --------------  --------------

Diluted Earnings (Loss) Per Share            $      0.01    $      (0.04)       $       0.01    $      (0.08)
                                           =============   =============      ==============  ==============

Note 3 - Stock Options


The following is an analysis of stock option activity for the six months ended June 30, 2002 and 2001:

                                                         2002                             2001
                                             -----------------------------     ----------------------------
                                                              Weighted                          Weighted
                                                               Average                          Average
                                                              exercise                          exercise
                                                Shares          price             Shares         price
                                             -------------  --------------     -------------  -------------

Outstanding at beginning of period               113,000       $    8.35           133,000       $   9.79
Granted                                           32,500            8.37             2,500           6.88
Forfeitures                                      (18,500)           9.35           (11,000)         10.00
                                             -------------                     -------------

Outstanding at end of period                     127,000            8.21           124,500           9.72
                                             =============                     =============

Options exercisable                               19,500            9.83            35,400           9.89
                                             =============                     =============

Shares available for grant                        23,000                            25,500
                                             =============                     =============

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, New Commerce Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

   o     the effects of future economic conditions;
   o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
   o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
   o     our ability to control costs, expenses, and loan delinquency rates; and
   o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Results of Operations for the three months ended June 30, 2002 compared to the three months ended June 30, 2001:

Consolidated net income for our second quarter of 2002, which ended June 30, 2002, was $6,425, or $.01 per share, compared to a net loss of $39,266, or $.04 per share, for the second quarter of 2001, which ended June 30, 2001. This 116% improvement reflects continued growth in earning assets since the bank commenced operations in May 1999. Following is a discussion of the more significant components of our net income.

Net Interest Income
The largest component of net income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended June 30, 2002 was $485,835 compared to $388,813 for the same period last year, an increase of 25%. This increase was principally the result of the impact of lower interest rates on our deposits which substantially lowered interest expense for the quarter. Although, interest income for the quarter was also lower, the yield on our assets didn't decrease to the extent of the decease in the rates paid on our liabilities, which was partially attributable to the change in the mix of our assets (i.e. a higher proportion of loans).

For the quarter ended June 30, 2002, average earning assets totaled $46.6 million with an annualized average yield of 6.2%. Average earning assets and annualized average yield were $41.2 million and 7.7%, respectively, for the quarter ended June 30, 2001.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 66% and 56% of average earning assets for the second quarter of 2002 and 2001, respectively. Loan interest income for the three-month period ended June 30, 2002 totaled $497,262, compared to $475,319 for the same period in 2001. The annualized average yield on loans was 6.4% for the quarter ended June 30, 2002 compared to 8.3% for the same period in 2001. The yield decreased as a result of the declining rate environment and its immediate impact on our variable rate loan portfolio (which is about 68% of our loans). Average balances of loans increased by $7.9 million to $30.9 million during the quarter ended June 30, 2001. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $15.6 million or 33% of average earning assets for the second quarter of 2002 compared to $17.7 million or 43% of average earning assets for the same period in 2001. Interest earned on investment securities amounted to $227,378 for the three months ended June 30, 2002, compared to $304,675 for the three months ended June 30, 2001. Investment securities yielded 5.9% during the second quarter of 2002, compared to 6.9% during the same period last year. This difference resulted from the effect of higher yielding callable bonds held in the portfolio during the period ended June 30, 2001 being called prior to the quarter ended June 30, 2002.

Interest expense for the quarter ended June 30, 2002 was $239,278 compared to $398,628 for the same period last year. Interest expense is comprised principally of interest paid and accrued on deposit accounts. Although the average balance of deposits increased to $37.6 million during the quarter ended June 30, 2002 from $34.0 million during the quarter ended June 30, 2001, the amount of interest expense for the current year quarter decreased by $159,350. The decrease was due to market interest rates declining throughout 2002 which has impacted the rates we offer to our depositors. Other components of interest expense for the quarter ended June 30, 2002 were interest of $6,983 on federal funds purchased and $26,942 on a reverse repurchase agreement. The repurchase agreement of $4,754,000 was entered into subsequent to the quarter ended June 30, 2001, and remained outstanding at June 30, 2002. The overall cost of funds was 2.21% for the quarter ended June 30, 2002 compared to 4.19% for the same period in 2001.

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

Managing the amount of assets and liabilities repricing in the same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position. Conversely, net interest income generally would benefit from decreasing interest rates when we have a liability-sensitive gap position. At June 30, 2002, the company was liability-sensitive over the twelve-month timeframe.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the three months ended June 30, 2002, the provision for loan losses was $20,675 compared to $36,900 for the same period last year. See Balance Sheet Review - Loan Portfolio and Allowance for Loan Losses.

Non-Interest Income
Non-interest income for the quarter ended June 30, 2002 was $62,342, compared to $48,480 for the same period in 2001, an increase of 29%. Deposit account service charges represented $27,673 for the quarter ended June 30, 2002, compared to $13,177 for the comparable period in 2001. This increase is due to the growth in deposit accounts, particularly checking accounts, experienced during the comparable periods. Mortgage brokerage income remained constant at $19,852 and $19,673 for the quarters ended June 30, 2002 and 2001, respectively.

Non-Interest Expense
Non-interest expense for the quarter ended June 30, 2002 was $519,227 compared to $489,058 for the same period in 2001. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $8,298 to $271,396 for the three months ended June 30, 2002 from $263,098 for the three-month period ended June 30, 2001, and is a result of annual raises and additional staff necessary to support our growth environment. Due to the hiring of key personnel during the quarter ended June 30, 2002, this amount is expected to continue to increase. It was offset slightly due to the absence of salary and benefits of our Chief Financial Officer for the majority of the quarter. Contract payments for services to individuals filling this job function during the period in which we had no Chief Financial Officer are reflected in other expenses. Our new Chief Financial Officer was employed on June 11, 2002.

The other major component of the increase in expenses for the quarter was occupancy costs, which totaled $72,447 for the second quarter of 2002, compared to $56,912 for the same period last year. This increase principally consisted of increases in property taxes and maintenance.

Results of Operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001:

Consolidated net income for our first six months of 2002, which ended June 30, 2002, was $10,931, or $.01 per share, compared to a net loss of $79,899, or $.08 per share, for the same period last year. Following is a discussion of the more significant components of our net income.

Net Interest Income
Net interest income for the six months ended June 30, 2002 was $948,162 compared to $771,020 for the same period last year, an increase of 23%. This increase is attributable to the same factors previously cited in the discussion of the quarterly results.

For the six-months ended June 30, 2002, average earning assets totaled $45.7 million with an annualized average yield of 6.2%. Average earning assets and annualized average yield were $38.2 million and 8.0%, respectively, for the six months ended June 30, 2001. As discussed earlier, the amount of earning assets has increased, but due to the significant drop in prevailing interest rates, particularly prime rate, the yield earned on our assets decreased and had a greater impact on total interest income than did the increased balances. This is reflected in the fact that total interest income decreased to $1,426,774 from $1,537,117 for the six months ended June 30, 2002 and 2001, respectively.

Loans comprised approximately 65% and 57% of average earning assets for the first six months of 2002 and 2001, respectively. Loan interest income for the six-month period ended June 30, 2002 totaled $967,496, compared to $948,315 for the same period in 2001. The annualized average yield on loans was 6.5% for the six months ended June 30, 2002, compared to 8.8% for the same period in 2001. As discussed above, the yield decrease resulted from the declining rate environment and its immediate impact on our variable rate loan portfolio. Average balances of loans increased by $8.3 million to $29.9 million June 30, 2002 from $21.6 million during the six months ended June 30, 2001. The increase in average balances had a greater impact on loan interest than did the decrease in yield on interest income.

Investment securities averaged $15.7 million or 34% of average earning assets for the first six months of 2002, compared to $16.0 million or 42% of average earning assets for the same period in 2001. Interest earned on investment securities amounted to $458,664 for the six months ended June 30, 2002, compared to $572,181 for the six months ended June 30, 2001. Investment securities yielded 5.8% during the second quarter of 2002, compared to 7.2% during the same period last year. This difference resulted from the effect of higher yielding callable bonds held in the portfolio during the period ended June 30, 2001 being called prior to the quarter ended June 30, 2002.

Interest expense for the six months ended June 30, 2002 was $478,612, compared to $766,097 for the same period last year. Although the average balance of deposits increased to $36.7 million during the six months ended June 30, 2002 from $33.1 million during the six months ended June 30, 2001, the amount of interest expense for the current year quarter decreased by $287,485, due to market rates declining throughout 2002. Other components of interest expense for the quarter ended June 30, 2002 were interest of $11,110 on federal funds purchased and $55,724 on a reverse repurchase agreement. The overall cost of funds was 2.3% for the quarter ended June 30, 2002 compared to 4.4% for the same period in 2001.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for possible loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the six months ended June 30, 2002, the provision for loan losses was $30,000 compared to $61,796 for the same period last year. See Balance Sheet Review - Loan Portfolio and Allowance for Loan Losses.

Non-Interest Income
Non-interest income for the six months ended June 30, 2002 was $117,878, compared to $108,891 for the same period in 2001, an increase of 8%. Deposit account service charges represented $51,428 for the six months ended June 30, 2002, compared to $28,442 for the comparable period in 2001. This increase is due to the growth in deposit accounts experienced during the comparable periods. Mortgage brokerage income decreased to $36,582 from $52,673 for the six months ended June 30, 2002 and 2001, respectively. The decrease was attributed to lower mortgage refinancing activity during the six months ended June 30, 2002 as compared to the comparable period last year.

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2002 was $1,019,893, compared to $985,946 for the same period in 2001. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $11,569 to $555,435 for the six-month period ended June 30, 2002 from $543,866 for the six months ended June 30, 2001. The increase is a result of annual raises and additional staff necessary to support our growth environment. Occupancy, office and equipment expense totaled $146,657 for the first six months of 2002, compared to $127,287 for the same period last year, which is largely attributable to increases in property taxes and maintenance.

Data processing expense totaled $91,499 for the six-month period ended June 30, 2002, compared to $88,346 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider. The largest components of "other" expenses are insurance, telephone, legal, and accounting.

Balance Sheet Review at June 30, 2002

General
Total consolidated assets increased $2.5 million from $51.6 million at December 31, 2001 to $54.1 at June 30, 2002. This 5% increase in assets was primarily caused by the $3.6 million increase in loans. Our loans have increased in part due to the hiring of an additional commercial loan officer during the first quarter of the current year and our continued focus on establishing new client relationships. The increase in loans was offset by a $1.0 million decrease in federal funds sold which was used to fund a potion of the loan growth.

Investment securities decreased 2% from December 31, 2001, due to $1.2 million in principal pay-downs on mortgage-backed securities, partially offset by $705,340 in investment purchases and a $95,134 million increase in unrealized gains on available for sale securities.

There was a $1.6 million increase in deposits, bringing deposits up to $39.4 million at June 30, 2002. The increase in deposits was attributable to new deposit account relationships established during the period. Although total deposits did increase, the increase from new accounts was offset by declines in balances held by several large commercial accounts at December 31, 2001. Since loan growth outpaced deposit growth, we utilized excess liquidity that had been invested in federal funds at December 31, 2001, plus we utilized available federal funds lines of credit to fund the amount of loan growth not funded by deposit growth.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in "Item 1, Financial Statements."

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loan Portfolio and Allowance for Loan Losses
Outstanding loans represented the largest component of earning assets as of June 30, 2002 at $32.5 million, or 68% of total earning assets, compared to 63% at December 31, 2001. Loans have increased 12% since December 31, 2001. Balances within the major loan categories were as follows:

                                            June 30,          December 31,
                                              2002                2001
                                        -----------------   -----------------
Commercial                                   $ 6,999,992         $ 7,545,371
Real estate - 1-4 family                       3,001,820           2,657,284
1-4 family equity lines                        2,564,349           2,003,867
Real estate - commercial, construction        17,881,021          14,781,487
Consumer and installment loans                 2,092,204           1,959,154
                                        -----------------   -----------------
    Gross loans                             $ 32,539,386        $ 28,947,163
                                        =================   =================

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio.

This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The following is an analysis of the allowance for loan losses:

Allowance for loan loss, December 31, 2001               $405,000
Provision                                                  30,000
Charge-offs                                                   (93)
                                                     --------------
Allowance for loan loss, June 30, 2002                   $434,907
                                                     ==============
Allowance for loan losses to loans outstanding:
    June 30, 2002                                            1.34%
                                                     ==============
    December 31, 2001                                        1.40%

Nonperforming assets consist of nonaccrual loans, other real estate owned, and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on no accrual status. Payments of interest on these loans are recognized when received. There was one nonaccrual loan in the amount of $23,000 at June 30, 2002 (which was charged off in July 2002) and no loans delinquent more than 90 days at June 30, 2002 and December 31, 2001.

Investment Portfolio
Investment securities represented 32% and 35% of earning assets at June 30, 2002 and December 31, 2001, respectively. We primarily invest in agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank.

The following is a table of investment securities by category at June 30, 2002 and December 31, 2001:

                                               June 30,          December 31,
                                                 2002                2001
                                           ------------------  -----------------
U. S. Government agencies and U. S.
 Government sponsored agencies                   $ 7,019,295         $6,776,200
Agency mortgage-backed securities                  2,871,617          3,090,100
Agency collateralized mortgage obligations         1,993,842          2,445,845
Corporate bonds                                    3,461,690          3,377,400
FRB stock                                            237,250            237,250
FHLB stock                                            71,000             65,400
                                           ------------------  -----------------

Total                                           $ 15,654,694       $ 15,992,195
                                           ==================  =================

Deposits
Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 were as follows:

                                            June 30,           December 31,
                                              2002                 2001
                                        -----------------    -----------------

Non-interest bearing demand deposits         $ 5,403,625           $6,539,607
Interest-bearing checking                      3,208,755            3,367,344
Savings deposits                                 503,534              452,123
Money market accounts                         12,849,463           10,847,650
Time deposits less than $100,000               8,353,532            7,442,601
Time deposits of $100,000 or more              9,046,073            9,065,760
                                        -----------------    -----------------
                                            $ 39,364,982         $ 37,715,085
                                        =================    =================

Other Borrowings
In November 2001, we purchased a U. S. Government agency bond in the amount of $4.9 million, yielding 4.25% through a correspondent bank. We simultaneously sold the bond to the correspondent bank, with an option to repurchase at a specified future date ("repurchase agreement"). The bond is included in our investment securities on our balance sheet and the repurchase agreement is reflected as a liability on the balance sheet. The bond has a stated maturity date of March 13, 2005, but is callable quarterly at the option of the issuer. If interest rates on similar term instruments fall below the rate of this bond, the issuer likely will call the security. Conversely, if interest rates for similar term instruments stay above the rate of this instrument, the issuer is not likely to call the bond. The corresponding repurchase agreement re-prices at the bond's quarterly call dates. The bond was not called on its previous call dates and the repurchase agreement was renewed. The last renewal amount and rate for the repurchase agreement was $4.8 million and 2.25%, respectively.

On August 6, 2002, we were notified that the bond would be called on August, 13, 2002. Since the bond will be called, we will not renew the repurchase agreement. We are in the process of evaluating similar transactions, but have not determined if and to what extent another similar transaction will be entered into. We also do not know the interest rate spreads that might be obtained if we were to engage in a similar transaction. Before making a decision to enter such a transaction, we consider the terms of the transaction itself and give consideration to the transaction in relationship to the company's balance sheet and interest rate sensitivity taken as a whole.

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

At June 30, 2002, our liquid assets, consisting of cash and due from banks and federal funds sold amounted to $1.4 million and represented 2.62% of total assets. Investment securities totaled $15.7 million, and represented 28.9% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings, classified as available-for sale, provide a secondary source of liquidity since they can be converted to cash in a timely manner. At June 30, 2002, we had securities with a market value of $6.1 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at June 30, 2002 was 82.7% and 76.8% at December 31, 2001. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $5,800,000, lines of credit with the Federal Reserve Bank, and we are members of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At June 30, 2002, we had approximately $5 million in available credit under our FHLB facility. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $4.6 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy
Shareholders' equity at June 30, 2002 was $8.9 million, compared to $8.8 million at December 30, 2001. The increase in shareholders' equity during the period is due to net income of $10,931 and an increase of $95,134 in unrealized gain on available for sale investment securities. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at June 30, 2002. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2002.

                        Required
                         amount          Required  Actual amount   Actual
                       (in $000's)       Percent    (in $000's)   Percent
                      --------------    ---------  ------------- -----------

Tier 1 capital              $1,737        4.0%           $7,072     16.3%
Total capital                3,474        8.0             7,508     17.3
Tier 1 leverage ratio        2,025        4.0             7,072     14.0

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

Recently Issued Accounting Standards

Accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we or any of our subsidiaries are party of or which any of their property is the subject.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters of Security Holders to a Vote

There was one matter submitted to a vote of security holders during the six months ended June 30, 2002 at our annual meeting of shareholders held on April 24, 2002 - the election of four members of the Board of Directors as Class III directors for a three-year term.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Marshall J. Collins, Jr., and Tommy D. Greer. The current Class II directors are Ralph S. Crawley, Bobby L. Johnson, Robert T. Kellett, and Dennis O. Raines. The current Class III directors are Richard W. Bailey, Timothy A. Brett, G. Mitchell Gault, and Frank W. Wingate. The current terms of the Class III directors expired at the annual meeting. Each of the four current Class III directors was nominated for election and stood for election at the Annual Meeting on April 24, 2002 for a three-year term. The number of votes for the election of the Class III directors was as follows: For Mr. Bailey - 639,537 votes; for Mr. Brett - 703,562 votes; for Mr. Gault - 705,492 votes; and for Mr. Wingate - 705,492 votes. The number of votes, which withheld authority for Mr. Bailey - 66,555; withheld authority for Mr. Brett - 2,530; withheld authority for Mr. Gault - 600; and withheld authority for Mr. Wingate - 600. The number of votes against the election of directors was as follows: against Mr. Bailey - 0; against Mr. Brett - 0; against Mr. Gault - 0; and against Mr. Wingate - 0. The terms of the Class I directors will expire at the 2003 annual meeting of shareholders.

A majority vote was attained for the above matter and therefore approved and recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by the company's shareholders at our annual meeting held on April 24, 2002.

Item 5. Other Information

R. Lamar Simpson, Senior Vice President and Chief Financial Officer was hired on June 11, 2002. Prior to joining us, Mr. Simpson was the Chief Financial Officer of another local financial institution for five years, and prior to that was a senior manager in an international accounting firm.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits:  None.

(B) Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW COMMERCE BANCORP
                                                   (Registrant)


Date:    August 9, 2002             By: /s/ Frank W. Wingate
                                        ----------------------------------------
                                        Frank W. Wingate
                                        President and Chief Executive Officer



Date:    August 9, 2002             By: /s/ R. Lamar Simpson
                                        ----------------------------------------
                                        R. Lamar Simpson
                                        Senior Vice President and Chief
                                            Financial Officer