Form 10QSB
period 2002-09-30
NEW COMMERCE BANCORP
filed 2002-11-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X        Quarterly report under Section 13 or 15(d) of the Securities Exchange
---       Act of 1934 For the quarterly period ended September 30, 2002

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    ----------------

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

                                 (864) 297-6333
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                                 --------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
    Report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of November 8, 2002.

    Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                   ---     ---

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   September 30,        December 31,
                                                                       2002                2001
                                                                 -----------------   ------------------
Assets:
Cash and due from banks                                             $  1,382,186         $    997,887
Federal funds sold                                                     2,969,662            1,026,449
Investment securities, available for sale                             13,828,695           14,969,033
Investment securities, held to maturity                                1,318,415              720,512
Federal Reserve Bank stock                                               237,250              237,250
Federal Home Loan Bank of Atlanta stock                                  250,000               65,400
Loans, net                                                            34,896,821           28,542,163
Property and equipment, net                                            4,259,642            4,367,879
Accrued interest receivable                                              238,631              302,131
Other assets                                                             337,342              401,853
                                                                    ------------         ------------

        Total assets                                                $ 59,718,644         $ 51,630,557
                                                                    ============         ============

Liabilities and Shareholders' Equity:
Liabilities:
     Deposits                                                       $ 45,569,134         $ 37,715,085
     Advances from Federal Home Loan Bank of Atlanta                   5,000,000                    -
     Securities sold under agreements to repurchase                            -            4,854,000
     Other liabilities                                                   248,696              303,280
                                                                    ------------         ------------
        Total liabilities                                             50,817,830           42,872,365
                                                                    ------------         ------------

Shareholders Equity:
     Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued                                           -                    -
     Common stock, $.01 par value, 10,000,000 shares
        authorized, 1,000,000 issued and outstanding                      10,000               10,000
     Additional paid-in capital                                        9,741,658            9,741,658
     Retained deficit                                                 (1,208,687)          (1,240,960)
     Accumulated other comprehensive income                              357,843              247,494
                                                                    ------------         ------------
        Total shareholders' equity                                     8,900,814            8,758,192
                                                                    ------------         ------------

        Total liabilities and shareholders' equity                  $ 59,718,644         $ 51,630,557
                                                                    ============         ============


See Notes to Consolidated Financial Statements, which are an integral part of these statements.



                       NEW COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     ------------------------      ------------------------
                                                        2002          2001             2002          2001
                                                     ----------    ----------      ----------    ----------
Interest Income:
     Interest and fees on loans                      $   541,604    $   521,436    $ 1,509,100   $ 1,469,751
     Investment securities                               215,294        295,817        673,958       867,998
     Federal funds sold                                    1,746          1,751          2,360        18,372
                                                     -----------    -----------    -----------   -----------
        Total interest income                            758,644        819,004      2,185,418     2,356,121
                                                     -----------    -----------    -----------   -----------

Interest Expense:
     Deposits                                            220,457        318,240        632,235     1,036,174
     Securities sold under agreement to repurchase        14,204         53,181         69,928        94,269
     Advances from FHLB of Atlanta                        17,550              -         17,550             -
     Federal funds purchased                               1,392         11,629         12,502        18,704
                                                     -----------    -----------    -----------   -----------
        Total interest expense                           253,603        383,050        732,215     1,149,147
                                                     -----------    -----------    -----------   -----------

Net Interest Income                                      505,041        435,954      1,453,203     1,206,974

Provision for Loan Losses                                 38,470         33,776         68,470        95,572
                                                     -----------    -----------    -----------   -----------

Net Interest Income After Provision for Loan
Losses                                                   466,571        402,178      1,384,733     1,111,402
                                                     -----------    -----------    -----------   -----------

Non-Interest Income:
     Service fees on deposit accounts                     32,745         18,014         84,173        46,456
     Mortgage brokerage income                            57,381         19,999         93,963        72,672
     Gain on sale of investment securities                47,008              -         47,008             -
     Other                                                16,244          8,127         46,112        35,903
                                                     -----------    -----------    -----------   -----------
        Total non-interest income                        153,378         46,140        271,256       155,031
                                                     -----------    -----------    -----------   -----------

Total Income                                             619,949        448,318      1,655,989     1,266,433
                                                     -----------    -----------    -----------   -----------

Non-Interest Expense:
     Salaries and benefits                               337,100        263,147        892,535       807,013
     Occupancy, furniture and equipment                   82,387         70,815        229,044       198,102
     Data processing                                      46,171         36,641        137,670       124,987
     Marketing                                            19,340         18,362         64,846        48,884
     Printing, supplies and postage                       16,597         16,933         43,454        61,952
     Other                                                80,812         74,359        234,751       225,265
                                                     -----------    -----------    -----------   -----------
        Total non-interest expenses                      582,407        480,257      1,602,300     1,466,203
                                                     -----------    -----------    -----------   -----------

Income (Loss) Before Income Taxes                         37,542        (31,939)        53,689      (199,770)

Income Tax Provision (Benefit)                            16,200         (6,874)        21,416       (94,806)
                                                     -----------    -----------    -----------   -----------

Net Income (Loss)                                    $    21,342    $   (25,065)   $    32,273   $  (104,964)
                                                     ===========    ===========    ===========   ===========

Basic and Diluted Earnings (Loss) per Share          $      0.02    $     (0.03)   $      0.03   $     (0.10)

Weighted Average Shares Outstanding - Basic            1,000,000      1,000,000      1,000,000     1,000,000

Weighted Average Shares Outstanding - Diluted          1,019,013      1,000,000      1,013,228     1,000,000


See Notes to Consolidated Financial Statements, which are an integral part of these statements.


                       NEW COMMERCE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                           Accumulated        Total
                                           Common Stock      Additional                       Other           Share-
                                        ------------------     Paid-in       Retained      Comprehensive      holders'
                                        Shares      Amount     Capital       (Deficit)     Income (Loss)      Equity
                                       ---------  ---------   ----------    -----------    -------------    -----------
 Balance, December 31, 2000            1,000,000  $  10,000   $9,741,658    $(1,053,003)   $   109,160      $8,807,815

 Net loss                                      -         -             -       (104,964)             -        (104,964)
 Other comprehensive income, net of
   tax effect of $54,072:
   Unrealized holding gain on
     securities available for sale             -         -             -              -        224,371         224,371
                                                                                                            ----------
 Comprehensive income                          -         -             -              -              -         119,407
                                       ---------  --------    ----------    -----------    -----------      ----------

 Balance, September 30, 2001           1,000,000  $ 10,000    $9,741,658    $(1,157,967)   $   333,531      $8,927,222
                                       =========  ========    ==========    ===========    ===========      ==========

 Balance, December 31, 2001            1,000,000  $ 10,000    $9,741,658    $(1,240,960)   $   247,494      $8,758,192

 Net income                                    -         -             -         32,273              -          32,273
 Other comprehensive income, net of
   tax effect of $72,821:
   Unrealized holding gain on
     securities available for sale             -         -             -              -        141,374         141,374
   Reclassification of net gain on
     securities available for sale
     included in net income, net of
     tax effect of $15,983                     -         -             -              -        (31,025)        (31,025)
                                                                                                            ----------
 Comprehensive income                          -         -             -              -              -         142,622
                                       ---------  --------    ----------    -----------    -----------      ----------

 Balance, September 30, 2002           1,000,000  $ 10,000    $9,741,658    $(1,208,687)   $   357,843      $8,900,814
                                       =========  ========    ==========    ===========    ===========      ==========


See Notes to Consolidated Financial Statements, which are an integral part of these statements


                       NEW COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               ---------------------------------
                                                                                    2002              2001
                                                                               ---------------   ---------------
Operating Activities:
    Net income (loss)                                                          $      32,273     $    (104,964)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                       68,470            95,572
      Depreciation and amortization                                                   89,979           116,212
      Gain on sale of investment securities                                          (47,008)                -
      Gain on sale of property and equipment                                               -            (1,077)
      Decrease (increase) in accrued interest receivable                              63,500          (111,419)
      Decrease in other assets                                                         7,673                92
      (Decrease) increase in other liabilities                                       (54,584)           80,655
                                                                               -------------     -------------

        Net cash provided by operating activities                                    160,303            75,071
                                                                               -------------     -------------

Investing Activities:
    Increase in loans, net                                                        (6,423,128)       (8,509,793)
    Purchase of investment securities available for sale                          (6,108,978)       (8,495,913)
    Purchase of investment securities held to maturity                              (698,688)                -
    Purchase of Federal Home Loan Bank stock                                        (184,600)          (27,200)
    Proceeds from principal payments on investment securities available
       for sale                                                                    1,513,953         1,670,642
    Proceeds from principal payments on investment securities held to
       maturity                                                                      107,290            39,045
    Proceeds from sale or call of investment securities available for              5,973,457         3,374,400
      sale
    Purchase of property and equipment                                               (12,146)          (54,039)
                                                                               -------------     -------------

        Net cash used for investing activities                                    (5,832,840)      (12,002,858)
                                                                               -------------     -------------

Financing Activities:
    Increase in deposits, net                                                      7,854,049         5,712,833
    Advances from Federal Home Loan Bank of Atlanta                                5,000,000                 -
    Net (decrease) increase in  securities sold under agreement to
       repurchase                                                                 (4,854,000)        5,000,000
    Increase in federal funds purchased                                                    -         1,495,108
                                                                               -------------     -------------

        Net cash provided by financing activities                                  8,000,049        12,207,941
                                                                               -------------     -------------

Net Increase in Cash and Cash Equivalents                                          2,327,512           280,154

Cash and Cash Equivalents, Beginning of Period                                     2,024,336         2,018,365
                                                                               -------------     -------------

Cash and Cash Equivalents, End of Period                                       $   4,351,848     $   2,298,519
                                                                               =============     =============
Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
      Interest                                                                 $     751,773     $   1,108,503
                                                                               =============     =============
      Income Taxes                                                             $           -     $           -
                                                                               =============     =============
    Change in unrealized gain on investment securities available for
       sale net of deferred income taxes                                       $     110,349     $     224,371
                                                                               =============     =============

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Organization and Basis of Presentation
-----------------------------------------------

Business Activity and Organization
----------------------------------
New Commerce BanCorp was incorporated in South Carolina on July 22, 1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of New Commerce Bank, an association organized under the laws of the United States, to conduct a general banking business in Mauldin, South Carolina.

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

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2001 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 - Earnings (Loss) Per Share
----------------------------------

The following schedule reconciles the numerators and denominators of the basic and diluted earnings (loss) per share ("EPS") computations for the three- and nine-month periods ended September 30, 2002 and 2001. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

                                                    Quarter Ended                   Nine Months Ended
                                                    September 30,                     September 30,
                                             ----------------------------      ----------------------------
                                                 2002           2001               2002           2001
                                             -------------  -------------      -------------  -------------

Basic EPS:
Net income (loss)                            $    21,342    $   (25,065)       $    32,273    $  (104,964)
Average common shares outstanding              1,000,000      1,000,000          1,000,000      1,000,000
                                             -----------    -----------        -----------    -----------

Basic earnings (loss) per share              $      0.02    $     (0.03)       $      0.03    $     (0.10)
                                             ===========    ===========        ===========    ===========

Diluted EPS:
Net income (loss)                            $    21,342    $   (25,065)       $    32,273    $  (104,964)
                                             -----------    -----------        -----------    -----------

Average common shares outstanding              1,000,000      1,000,000          1,000,000      1,000,000
Dilutive effect of stock options and
   warrants                                       19,013              -             13,228              -
                                             -----------    -----------        -----------    -----------

Average dilutive shares outstanding            1,019,013      1,000,000          1,013,228      1,000,000
                                             -----------    -----------        -----------    -----------

Diluted earnings (loss) per share            $      0.02    $     (0.03)       $      0.03    $     (0.10)
                                             ===========    ===========        ===========    ===========


Note 3 - Stock Options and Warrants
-----------------------------------

The following is an analysis of stock option activity for the nine months ended September 30, 2002 and 2001:

                                                         2002                             2001
                                             -----------------------------     ----------------------------
                                                              Weighted                          Weighted
                                                               Average                          Average
                                                              Exercise                          Exercise
                                                Shares          Price             Shares         Price
                                             -------------  --------------     -------------  -------------

Outstanding at beginning of period               113,000        $   8.35           133,000       $   9.79
Granted                                           33,500            8.40             2,500           6.88
Forfeitures                                      (18,500)           9.35           (72,500)          9.74
                                             -----------                       -----------

Outstanding at end of period                     128,000            8.21            63,000           9.73
                                             ===========                       ===========

Options exercisable                               26,300            9.87            20,700          10.00
                                             ===========                       ===========

Shares available for grant                        22,000                            87,000
                                             ===========                       ===========

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Note 4 - Advances from Federal Home Loan Bank of Atlanta
--------------------------------------------------------

Advances from Federal Home Loan Bank of Atlanta ("FHLB") consisted of the following at September 30, 2002:

                                            2002
                                -----------------------------
                                                   Weighted
                                                   Average
Maturing Within:                   Amount            Rate
                                -----------      ------------

1 year                          $ 1,250,000         2.01%
2 years                           1,250,000         2.65
3 years                           1,250,000         3.24
4 years                           1,250,000         3.78
                                -----------

Outstanding at end of period    $ 5,000,000         2.92
                                ===========

At September 30, 2002, all FHLB advances were at fixed rates with original maturities ranging from 3 months to 4 years and the Bank had pledged mortgage-backed securities with a market value and cost of approximately $5.6 million as collateral on the advances. At September 30, 2002, the Bank had an approved credit limit of approximately $11.9 million. There were no FHLB advances outstanding at December 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, New Commerce Bank, during the periods included in the accompanying consolidated financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Results of Operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001:

Consolidated net income for our third quarter of 2002, which ended September 30, 2002, was $21,342, or $.02 per share, compared to a net loss of $25,065, or $.03 per share, for the third quarter of 2001, which ended September 30, 2001. This improvement reflects increased earnings from continued growth in earning assets since the bank commenced operations in May 1999 as well as an increase in non-interest income. Following is a discussion of the more significant components of our net income.

Net Interest Income
-------------------
The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended September 30, 2002 was $505,041, compared to $435,954 for the same period last year, an increase of 16%. This increase was the result of increased balances of earning assets, the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the quarter ended September 30, 2002, average earning assets totaled $48.1 million with an annualized average yield of 6.3%. Average earning assets and annualized average yield were $42.7 million and 7.7%, respectively, for the quarter ended September 30, 2001.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 68% and 59% of average earning assets for the third quarter of 2002 and 2001, respectively. Loan interest income for the three-month period ended September 30, 2002 totaled $541,604, compared to $521,436 for the same period in 2001. The annualized average yield on loans was 6.7% for the quarter ended September 30, 2002, compared to 8.3% for the same period in 2001. The yield decreased as a result of the declining interest rate environment and its immediate impact on our variable rate loan portfolio (which is about 72% of our loans). Average balances of loans increased by $7.4 million to $32.5 million during the quarter ended September 30, 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $15.1 million, or 31% of average earning assets, for the third quarter of 2002, compared to $17.2 million, or 40% of average earning assets, for the same period in 2001. Interest earned on investment securities amounted to $215,294 for the three months ended September 30, 2002, compared to $295,817 for the three months ended September 30, 2001. Investment securities yielded 5.7% during the third quarter of 2002, compared to 6.9% during the same period last year. This difference resulted from the effect of higher yielding callable bonds held in the portfolio during the period ended September 30, 2001 being called prior to the quarter ended September 30, 2002.

Interest expense for the quarter ended September 30, 2002 was $253,603 compared to $383,050 for the same period last year. Interest expense is comprised principally of interest paid and accrued on deposit accounts. Although the average balance of deposits increased to $39.7 million during the quarter ended September 30, 2002 from $34.8 million during the quarter ended September 30, 2001, the amount of related interest expense for the current year quarter decreased by $97,783. The decrease was due to market interest rates declining throughout 2002 which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended September 30, 2002 was $33,146, compared to $64,810 reported during the same period in 2001. The decrease was the result of a combination of lower average balances and lower interest rates. The overall cost of funds was 2.26% for the quarter ended September 30, 2002, compared to 3.86% for the same period in 2001.

Provision for Loan Losses
-------------------------
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the three months ended September 30, 2002, the provision for loan losses was $38,470, compared to $33,776 for the same period last year. See Balance Sheet Review - Loan Portfolio and Allowance for Loan Losses.

Non-Interest Income
-------------------
Non-interest income for the quarter ended September 30, 2002 was $153,378, compared to $46,140 for the same period in 2001, an increase of $107,238. The largest component of the increase was attributable to a gain of $47,008 on the sale of investment securities. Since the principal purpose of our investment portfolio is liquidity management and not to derive income from trading activity, we consider this gain a nonrecurring item. Currently, we have no plans to sell additional securities. Mortgage brokerage income was $57,381, compared to $19,999 for the same period in 2001, an increase of $37,382. Mortgage loan originations in recent months have increased due to refinancing activity related to the current low mortgage loan interest rate environment. Other fees and charges increased due to the growth in account relationships experienced during the current period, particularly checking accounts.

Non-Interest Expense
--------------------
Non-interest expense for the quarter ended September 30, 2002 was $582,407, compared to $480,257 for the same period in 2001. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $73,953 to $337,100 for the three months ended September 30, 2002 from $263,147 for the three-month period ended September 30, 2001. This increase is the result of annual raises and the hiring of additional staff since the prior year quarter, particularly an additional commercial lender and a retail banking manager. Additionally, commissions paid on mortgage loan originations increased during the current quarter due to the increase in mortgage origination income as previously discussed. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth.

Results of Operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001:

Consolidated net income for our first nine months of 2002, which ended September 30, 2002, was $32,273, or $.03 per share, compared to a net loss of $104,964, or $.10 per share, for the same period last year. Following is a discussion of the more significant components of our net income.

Net Interest Income
-------------------
Net interest income for the nine months ended September 30, 2002 was $1,453,203, compared to $1,206,974 for the same period last year, an increase of 20%. This increase is attributable to the same factors previously cited in the discussion of the quarterly results.

For the nine months ended September 30, 2002, average earning assets totaled $46.9 million with an annualized average yield of 6.2%. Average earning assets and annualized average yield were $40.5 million and 7.8%, respectively, for the nine months ended September 30, 2001. As discussed earlier, the amount of earning assets has increased, but due to the significant drop in prevailing interest rates, the yield earned on our assets decreased and had a greater impact on total interest income than did the increased balances. This is reflected in the fact that total interest income decreased to $2,185,418 from $2,356,121 for the nine months ended September 30, 2002 and 2001, respectively.

Loans comprised approximately 67% and 58% of average earning assets for the first nine months of 2002 and 2001, respectively. Loan interest income for the nine-month period ended September 30, 2002 totaled $1,509,100, compared to $1,469,751 for the same period in 2001. The annualized average yield on loans was 6.5% for the nine months ended September 30, 2002, compared to 8.4% for the same period in 2001. As discussed above, the yield decrease resulted from the declining interest rate environment and its immediate impact on our variable rate loan portfolio. Average balances of loans increased by $7.8 million to $31.2 million September 30, 2002 from $23.4 million during the nine months ended September 30, 2001. The increase in average balances had a greater impact on loan interest than did the decrease in yield on interest income.

Investment securities averaged $15.4 million, or 33% of average earning assets, for the first nine months of 2002, compared to $16.6 million, or 41% of average earning assets, for the same period in 2001. Interest earned on investment securities amounted to $673,958 for the nine months ended September 30, 2002, compared to $867,998 for the nine months ended September 30, 2001. Investment securities yielded 5.8% during the third quarter of 2002, compared to 7.0% during the same period last year. This difference resulted from the effect of higher yielding callable bonds held in the portfolio during the period ended September 30, 2001 being called prior to the quarter ended September 30, 2002.

Interest expense for the nine months ended September 30, 2002 was $732,215, compared to $1,149,147 for the same period last year, a decrease of $416,932, which was attributable to lower prevailing interest rates during the current nine-month period. The principal component of the decrease in total interest expense was a decrease in interest on deposits, which decreased by $403,939. The average balance of deposits increased to $38.2 million during the nine months ended September 30, 2002 from $33.9 million during the nine months ended September 30, 2001, while the average cost of deposits decreased to 2.21% from 4.07% during the same respective periods. Other components of interest expense for the quarter ended September 30, 2002 were interest of $12,502 on federal funds purchased, and $69,928 on securities sold under agreement to repurchase, and $17,550 on advances from FHLB. The overall cost of funds was 2.23% for the nine months ended September 30, 2002, compared to 4.09% for the same period in 2001.

Provision for Loan Losses
-------------------------
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the nine months ended September 30, 2002, the provision for loan losses was $68,470, compared to $95,572 for the same period last year. See Balance Sheet Review - Loan Portfolio and Allowance for Loan Losses.

Non-Interest Income
-------------------
Non-interest income for the nine months ended September 30, 2002 was $271,256, compared to $155,031 for the same period in 2001, an increase of $116,225. This increase is attributable to the same factors previously cited in the discussion of the quarterly results.

Non-Interest Expense
--------------------
Non-interest expense for the nine months ended September 30, 2002 was $1,602,300, compared to $1,466,203 for the same period in 2001. Salaries and employee benefits are the largest component of non-interest expense. This category increased by $85,522 to $892,535 for the nine-month period ended September 30, 2002 from $807,013 for the nine months ended September 30, 2001. The increase is a result of annual raises and the addition of personnel as previously cited in the discussion of the quarterly results. Occupancy, office and equipment expense totaled $229,044 for the first nine months of 2002, compared to $198,102 for the same period last year, which is largely attributable to increases in property taxes and maintenance.

Data processing expense totaled $137,670 for the nine-month period ended September 30, 2002, compared to $124,987 for the same period last year. The majority of this expense represented the cost of our third-party data processing provider. The largest components of "other" expenses are insurance, telephone, legal, and accounting.

Balance Sheet Review at September 30, 2002

General
-------
Total consolidated assets increased $8.1 million to $59.7 million at September 30, 2002 from $51.6 million at December 31, 2001. This 16% increase in assets was comprised principally of a $6.4 million increase in net loans. Our loans have increased in part due to the hiring of an additional commercial loan officer during the first quarter of the current year and our continued focus on establishing new client relationships. Cash and federal funds sold increased $2.3 million from December 31, 2001 to September 30, 2002.

There was a $7.9 million increase in deposits, bringing deposits up to $45.6 million at September 30, 2002. The increase in deposits was principally attributable to new deposit account relationships established during the period. Since deposit growth slightly outpaced loan growth, we invested the excess liquidity in short-term federal funds, in anticipation of the need to fund loan growth in the short term.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in "Item 1. Financial Statements."

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loan Portfolio and Allowance for Loan Losses
--------------------------------------------
Outstanding loans represented the largest component of earning assets as of September 30, 2002 at $35.3 million, or 66% of total earning assets, compared to 63% at December 31, 2001. Loans have increased 22% since December 31, 2001. Balances within the major loan categories were as follows:

                                            September 30,     December 31,
                                                 2002             2001
                                            -------------     ------------

Commercial                                  $  6,151,563      $  7,545,371
Real estate - 1-4 family                       3,581,169         2,657,284
1-4 family equity lines                        3,535,838         2,003,867
Real estate - commercial, construction        20,133,338        14,781,487
Consumer and installment loans                 1,945,290         1,959,154
                                            ------------      ------------

    Gross loans                             $ 35,347,198      $ 28,947,163
                                            ============      ============

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

Allowance for loan losses, December 31, 2001                      $ 405,000
Provision                                                            68,470
Charge-offs                                                         (23,093)
                                                                  ---------

Allowance for loan losses, September 30, 2002                     $ 450,377
                                                                  =========

Allowance for loan losses to loans outstanding:
    September 30, 2002                                                1.27%
                                                                  =========
    December 31, 2001                                                 1.40%
                                                                  =========

Nonperforming assets consist of nonaccrual loans, other real estate owned, and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Interest income on these loans is recognized when payments are received. There were neither any nonaccrual loans nor any loans delinquent more than 90 days at September 30, 2002 and December 31, 2001.

Investment Portfolio
--------------------
Investment securities represented 29% and 35% of earning assets at September 30, 2002 and December 31, 2001, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

The following is a table of investment securities by category at September 30, 2002 and December 31, 2001:

                                              September 30,       December 31,
                                                    2002              2001
                                              -------------       ------------

U. S. Government agencies and U. S.
    Government sponsored agencies             $   2,019,660       $  6,776,200
Agency mortgage-backed securities                 8,323,059          3,090,100
Agency collateralized mortgage obligations        1,756,720          2,445,845
Corporate bonds and other debt securities         3,047,671          3,377,400
FRB stock                                           237,250            237,250
FHLB stock                                          250,000             65,400
                                              -------------       ------------

Total                                         $  15,634,360       $ 15,992,195
                                              =============       ============


Deposits
--------
Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 were as follows:

                                              September 30,       December 31,
                                                   2002               2001
                                              -------------       ------------

Non-interest bearing demand deposits          $   8,050,895       $  6,539,607
Interest bearing checking                         2,950,042          3,367,344
Savings deposits                                    585,918            452,123
Money market accounts                            14,257,095         10,847,650
Time deposits less than $100,000                  9,700,649          7,442,601
Time deposits of $100,000 or more                10,024,535          9,065,760
                                              -------------       ------------

                                              $  45,569,134       $ 37,715,085
                                              =============       ============

Other Borrowings
----------------
In November 2001, we purchased through a correspondent bank a U. S. Government agency bond in the amount of $4.9 million, yielding 4.25%. We simultaneously sold the bond to the correspondent bank, with an option to repurchase at a specified future date ("repurchase agreement"). At December 31, 2001, the bond is included in our investment securities on our balance sheet and the repurchase agreement is reflected as a liability on the balance sheet. The bond had a stated maturity date of March 13, 2005, but was callable quarterly at the option of the issuer. In August 2002, the bond was called and consequently, we did not renew the repurchase agreement.

Also in August 2002, we obtained advances from the FHLB with maturities of 3 months to 4 years. See Notes to Financial Statements included in "Item 1. Financial Statements" for details of FHLB advances. The proceeds of the advances were used to purchase mortgage-backed securities with stated maturities of 10 to 20 years, although average lives will be shorter due to principal repayments.

Interest Rate Sensitivity
-------------------------
Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. Asset/liability management is the process by which we monitor and control the mix, maturities, and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. We believe that interest rate risk management becomes increasingly important in an interest rate environment and economy such as the one that we are currently experiencing.

We monitor interest rate sensitivity by measuring our interest sensitivity through a "gap" analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Therefore, we also contract with a third-party to assist in the preparation of a rate sensitivity model which applies rate sensitivity measures to assets and liabilities that will reprice within one year at assumed upward and downward shifts in prime rate. From our latest analysis, we have estimated that net interest income over a one-year timeframe generally would decrease with a decrease in prime rate and increase with an increase in prime rate. The estimates, using a 100 basis point shift in prime rate downward and upward, shows an effect on net interest income of approximately minus $100,000 and plus $100,000, respectively. These numbers are to be taken as general indications only, in that they were derived from a methodology that utilizes numerous assumptions about sensitivities of various assets and liabilities to changes in interest rates. These estimates are used as a guide by management, recognizing that model risk is always present whenever assumptions of the future must be made. Actual results may differ from the estimates, should there be changes in interest rates.

Liquidity Management
--------------------
Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.

At September 30, 2002, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4.4 million and represented 7.3% of total assets. Investment securities totaled $15.6 million and represented 26.2% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings (and classified as available-for sale) provide a secondary source of liquidity since they can be converted to cash in a timely manner. At September 30, 2002, we had securities with a market value of $5.2 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2002 was 77.6%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $5,800,000, lines of credit with the Federal Reserve Bank, and we are a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At September 30, 2002, we had approximately $11.9 million in available credit under our FHLB facility, of which $5.0 million had been utilized. Any advances under the FHLB facility must be collateralized with qualifying collateral, which in our case currently would be investment securities. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $5.5 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy
----------------
Shareholders' equity at September 30, 2002 was $8.9 million, compared to $8.8 million at December 30, 2001. The increase in shareholders' equity during the period is due to net income of $32,273 and an increase of $110,349 in unrealized gain on available for sale investment securities. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at September 30, 2002. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2002.

                          Required                    Actual
                           amount      Required       amount     Actual
                         (in $000's)    Percent    (in $000's)   Percent
                         ----------    --------    -----------   --------

Tier 1 capital              $1,821        4.0%       $7,098        15.6%
Total capital                3,642        8.0         7,548        16.6
Tier 1 leverage ratio        2,133        4.0         7,098        13.3

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

Item 3. Controls and Procedures
-------------------------------

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

There are no material pending legal proceedings to which we or our subsidiary is party to or which any of their property is the subject.

Item 2. Changes in Securities
-----------------------------

Not Applicable.

Item 3. Defaults upon Senior Securities
---------------------------------------

Not Applicable.

Item 4. Submission of Matters of Security Holders to a Vote
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended September 30, 2002.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:

None.

(b)  Reports on Form 8-K.

The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

       99.1 The Company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, Frank W. Wingate, and the Chief Financial Officer, R. Lamar Simpson, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW COMMERCE BANCORP
                              --------------------
                              (Registrant)


Date:  November 12, 2002      By: /s/ Frank W. Wingate
                                 --------------------------------------------
                                 Frank W. Wingate
                                 President and Chief Executive Officer



Date:  November 12, 2002      By: /s/ R. Lamar Simpson
                                 --------------------------------------------
                                 R. Lamar Simpson
                                 Senior Vice President and Chief Financial
                                 Officer

                    Certification of Chief Executive Officer

I, Frank W. Wingate, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Commerce BanCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002     By: /s/ Frank W. Wingate
                                  --------------------------------------------
                                  Frank W. Wingate
                                  President and Chief Executive Officer

                    Certification of Chief Financial Officer


I, R. Lamar Simpson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Commerce BanCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002     By: /s/ R. Lamar Simpson
                                  --------------------------------------------
                                  R. Lamar Simpson
                                  Senior Vice President and Chief Financial
                                  Officer