Form 10KSB
period 2002-12-31
NEW COMMERCE BANCORP
filed 2003-03-28
CIK 1075945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

  X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----   of 1934 For the fiscal year ended December 31, 2002

        or

        Transition Report under Section 13 or 15(d) of the Securities Exchange ------ Act of 1934

               For the transition period from          to
                                              --------    --------
                          Commission file no. 000-26061

                              NEW COMMERCE BANCORP
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

        South Carolina                                        58-2403844
   --------------------------                               --------------
  (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

         501 New Commerce Court
       Greenville, South Carolina                                29607
   ------------------------------------                        ---------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (864) 297-6333
                              --------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.   Yes X  No
                                                                    ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's gross revenues for the year ended December 31, 2002 were approximately $3,377,000.

     As of March 12, 2003, there were 1,000,000 shares of Common Stock issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of the Common Stock, excluding directors and executive officers) of the company on March 12, 2003 is $6,485,987. This calculation is based upon an estimate of the fair market value of the Common Stock of $9.17 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                                    ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 2002 Annual Report to Shareholders - Part II.

     Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

Item 1.    Description of Business
----------------------------------

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

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

     The bank engages in a commercial banking business from our main office located at 501 New Commerce Court, in Greenville, South Carolina and from our branch location at 1 Five Forks Plaza Court in Simpsonville, South Carolina (both located in Greenville County). The bank is a full service commercial bank without trust powers. We offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, we provide such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, credit cards and automated teller machines.

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

     The bank targets its products and services to meet the needs of the area's customer base and is a full-service bank, focusing on providing small- to middle-market business loans, residential mortgages, and consumer loans to these customers. The primary service area represents a diverse market with a growing population and economy.

Location and Service Area

     While the bank does not compete with large institutions for the primary banking relationships of large corporations, it does compete for niches in this business and for the consumer business of their employees. It also focuses on small to medium-sized businesses and their employees. This includes retail, service, and wholesale distribution, manufacturing, and international businesses. The bank is active in providing residential mortgages; construction and permanent financing for commercial real estate, particularly owner occupied property; commercial business loans; and to a lesser extent acquisition and development loans for commercial and residential land developments.

Deposits

     Our bank offers a full range of deposit services that typically are available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, money market accounts and time deposits of various types. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Greenville County area. In addition, we offer certain retirement account services, such as individual retirement accounts. We solicit these accounts from individuals, businesses, associations, organizations, and governmental entities.

Lending Activities

     General - The bank emphasizes a range of lending services, including real estate, commercial, and consumer loans to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area.

     Real Estate Loans - Approximately 70% of our loan portfolio consists of loans that are secured by first or second mortgages on real estate. These loans generally fall into three categories: commercial real estate loans, construction and development loans, and residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity lines are not included in real estate loans, but rather are classified as consumer loans, which are discussed separately below. Interest rates for all categories may be fixed or variable. We may charge an origination fee for each loan.

     The principal economic risk associated with any category of loans, including real estate loans, is the cash flow capability and creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

     Commercial Real Estate Loans - Commercial real estate loans generally have terms of three to seven years, although payments may be structured on a longer amortization basis. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which is different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Our bank attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-loan value ratio, established by independent appraisals, does not exceed 85%. Generally we require that debtor cash flow exceeds 120% of monthly debt service obligations. Typically, the bank reviews the personal financial statements of the principal owners and requires their personal guarantees. One purpose of these reviews is to reveal secondary sources of repayment and liquidity to support a loan request.

     Construction and Development Real Estate Loans - We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The terms of construction and development loans generally are limited to twelve months, although terms may be longer depending upon the type of construction project. Most loans mature and require payment in full upon the sale or occupancy of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Risks include:

     o   cost overruns;
     o   mismanaged construction;
     o   inferior or improper construction techniques;
     o   economic changes or downturns during construction;
     o   a downturn in the real estate market;
     o   rising interest rates which may prevent sale of the property; and
     o   failure to sell completed projects in a timely manner.

The bank attempts to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also reduce the risk by selling participations in larger loans to other institutions when possible.

     Residential Real Estate Loans - We originate conventional residential mortgage loans. Residential real estate loans generally have longer terms up to 30 years, so we typically originate and sell these loans to large wholesale mortgage companies. From time to time we originate loans on residential real estate and retain them in our portfolio. These loans have shorter terms, typically five years or less, although amortization terms may be longer, or they carry variable rates.

     Commercial Loans - The bank makes loans for commercial purposes to various types of businesses. Equipment loans typically are for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and typically with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, although we may make these loans with principal due at maturity. Trade letters of credit and foreign exchange are handled through a correspondent bank as agent for our bank.

     Consumer Loans - The bank makes a variety of loans to individuals for personal and household purposes. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months.

Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. The principal economic risk associated with consumer loans is the creditworthiness and cash flow of our borrowers.

     We also offer home equity lines. The underwriting criteria for and the risks associated with home equity lines generally are the same as those for first mortgage loans. Home equity lines of credit typically have terms of 10 years or less, and may extend up to 100% of the available equity of each property.

     Loan Approval and Review - The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the Management Loan Committee. Any loan in excess of the Management Loan Committee's lending limit, which currently is $500,000, must be approved by the loan committee of the Board of Directors (Board Loan Committee), whose lending limit is $900,000. Additionally, certain loans must be approved by the Board of Directors. Such loans include loans in excess of the Board Loan Committee's lending authority and loans to directors. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is made on terms not more favorable to such person than would be available to a person not affiliated with us.

     Credit Administration - We have a credit administration function which is designed to manage the risks associated with our lending activities. This function reviews past due loans, risk rating, documentation, and policy exceptions, among other duties. Reports are generated and provided to management and the Board of Directors on a regular basis. We also use outside consulting firms for internal auditing and loan reviews. The internal auditing firm reviews our loans for regulatory compliance and reviews internal and operational controls of our lending activities. The loan review consultant reviews loans for proper underwriting and policy compliance. These consultants report directly to the audit committee of the Board of Directors. As part of its regular examination process, the Office of the Comptroller of the Currency reviews our lending activities, including loan underwriting and loan quality. See the discussion below under "Supervision and Regulation - New Commerce Bank."

     Lending Limits - Our bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the bank's internal target limit for loan exposure to any borrower is $750,000, although occasionally, the bank will extend credit up to, but not exceeding the legal lending limit. This limit will increase or decrease as our bank's capital increases or decreases. In order to meet the needs of customers with borrowing needs in excess of our internal lending limit, we maintain relationships with other banks which purchase participating interests in larger loans.

Other Banking Services

     Other bank services include commercial cash management services, commercial and deposit pick-up services. In addition, we provide services such as a toll-free, 24-hour telephone voice response system; drive up ATMs; safe deposit boxes; travelers checks; direct deposit of payroll and social security checks; and automatic drafts for various accounts. The bank is associated with the STAR and Cirrus ATM networks that may be used by our customers throughout the county. The bank waives the foreign ATM charge on customer withdrawals of $50 or more from other bank ATM's. The bank also offers a debit card, VISA credit cards, and merchant bankcard services through a correspondent bank.

Competition

     Competition in our bank's primary service area is intense. As of June 2002, there were approximately 147 banking offices representing 20 financial institutions operating in Greenville County, holding approximately $6.1 billion in deposits.

     Financial institutions primarily compete with one another for loans and deposits. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the designing of unique financial services products. We are competing with financial institutions which have much greater financial resources than we have, and which may be able to offer more and unique services and possibly better terms to their customers. However, we believe that we are attracting sufficient loans and deposits to enable us to compete effectively with other area financial institutions. The bank believes it has the advantage of being locally owned and managed, enabling it to benefit from the high visibility and excellent business contacts of its organizers and local, timely loan decisions.

Employees

     As of March 13, 2003, we had 17 full-time employees and 1 part-time employee.


                           Supervision and Regulation

     Both holding companies and national banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect New Commerce BanCorp and New Commerce Bank. These laws and regulations generally are intended to protect depositors, not shareholders. These regulations are very complex, and we refer you to the particular statutes, and regulatory provisions for a thorough understanding.


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

     The Bank Holding Company Act - Under the Bank Holding Company Act, New Commerce BanCorp is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

     o   banking and managing or controlling banks;
     o   furnishing services to or performing services for its subsidiaries; and
     o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities - With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

     The Federal Reserve Board imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Currently, New Commerce BanCorp is not subject to these guidelines because of an exemption from bank holding companies with less than $150,000 in consolidated assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, New Commerce BanCorp is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to New Commerce BanCorp. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." New Commerce BanCorp is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     Source of Strength; Cross-Guarantee - In accordance with Federal Reserve Board policy, New Commerce BanCorp is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which New Commerce BanCorp might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     South Carolina State Regulation - As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between New Commerce BanCorp and its subsidiaries.

New Commerce Bank

     The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

     The Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") regulate or monitor virtually all areas of the bank's operations, including

     o   security devices and procedures;
     o   adequacy of capitalization and loss reserves;
     o   loans;
     o   investments;
     o   borrowings;
     o   deposits;
     o   mergers;
     o   issuances of securities;
     o   payment of dividends;
     o   interest rates payable on deposits;
     o   interest rates or fees chargeable on loans;
     o   establishment of branches;
     o   corporate reorganizations;
     o   maintenance of books and records; and
     o adequacy of staff training to carry on safe lending and deposit gathering practices.

     The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

     Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

     Deposit Insurance - The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or
(3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds.
Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Transactions with Affiliates and Insiders - The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

     The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

     Dividends - A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

     Branching - National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the

Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

     Capital Regulations - The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either New Commerce BanCorp or New Commerce Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

     The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

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

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

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

     Enforcement Powers - The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Effect of Governmental Monetary Policies - Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

     Proposed Legislation and Regulatory Action - New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.    Description of Property
----------------------------------

     The  headquarters  for the  company  and the  bank are  located  at 501 New
Commerce Court, at the intersection of East Butler Road and I-385, in Greenville, South Carolina. This 12,089 square foot facility, situated on approximately 2 acres, was completed in May 2000 at a cost of approximately $1.5 million and is owned by the bank. This facility houses a full-service branch as well as the company's administrative and operations staff. The bank's first branch was opened in June 2000 at 1 Five Forks Plaza Court at the intersection of Woodruff and Batesville Roads in Simpsonville, South Carolina. This 3,050 square foot facility is situated on approximately 1 acre and is owned by the bank. The branch was completed at a cost of approximately $595,000. In October 1999, the company purchased a building at 111 North Main Street in Mauldin, South Carolina for $403,000 to be used for future expansion. In April 2001, we leased the building for a 5 -year lease term.

Item 3.    Legal Proceedings.
----------------------------

     We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     Certain information contained under the section captioned "Corporate Information - Common Stock and Dividend Information" in the company's Annual Report to Shareholders for the Year Ended December 31, 2002 ("Annual Report") is incorporated herein by reference.

     The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information


                                                                                             Number of securities
                                   Number of securities                                     remaining available for
                                       to be issued               Weighted-average           future issuance under
                                     upon exercise of             exercise price of        equity compensation plans
                                   outstanding options,         outstanding options,         (excluding securities
Plan Category                       warrants and rights          warrants and rights        reflected in column(a))
-------------                       -------------------          -------------------        -----------------------

Equity compensation
plans approved by
security holders                          128,000                        $8.22                       22,000

Equity compensation
plans not approved
by security holders                        90,000                       $10.00                         None

         Total                            218,000                        $8.95                       22,000


Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     The consolidated financial statements, notes to consolidated financial statements, and report of independent certified public accountants contained in the Annual Report are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The information contained under the section captioned "Certain Relationships and Related Transactions" in the company's definitive proxy statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Compensation of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The   information   contained   under  the   section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------

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

4.2.   Form of certificate of common stock (incorporated by reference to Exhibit
       4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2 Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 1999, File No. 333-70589).

13.1.  The company's 2003 Annual Report

21.1.  Subsidiaries of the company

24.1   Power of Attorney (contained on the signature page hereof).

(b) Reports on Form 8-K
    -------------------

The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2002.

     The Company filed a Form 8-K on November 13, 2002 to disclose that the Chief Executive Officer, Frank W. Wingate, and the Chief Financial Officer,
     R. Lamar Simpson, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.   Controls and Procedures

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

                                     NEW COMMERCE BANCORP


Date:  March 28, 2003                By:  /s/ Frank W. Wingate
                                        ----------------------------------
                                        Frank W. Wingate
                                        President and Chief Executive Officer

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

Signature                         Title                         Date
---------                         -----                         ----


/s/ Richard W. Bailey
-------------------------------
Richard W. Bailey                 Director                   March 28, 2003


/s/ Timothy A. Brett
-------------------------------
Timothy A. Brett                  Director                   March 28, 2003


/s/ Marshall J. Collins, Jr.
-------------------------------
Marshall J. Collins, Jr.          Director                   March 28, 2003


/s/ Ralph S. Crawley
-------------------------------
Ralph S. Crawley                  Director                   March 28, 2003


/s/ G. Mitchell Gault
-------------------------------
G. Mitchell Gault                 Director                   March 28, 2003

Signature                         Title                         Date
---------                         -----                         ----


/s/ Tommy D. Greer
-------------------------------
Tommy D. Greer                    Director                   March 28, 2003


/s/ Bobby L. Johnson
-------------------------------
Bobby L. Johnson                  Director                   March 28, 2003


/s/ Robert T. Kellett
-------------------------------
Robert T. Kellett                 Director                   March 28, 2003



-------------------------------
Dennis O. Raines                  Director                   March 28, 2003


/s/ Frank W. Wingate
-------------------------------
Frank W. Wingate                  Director                   March 28, 2003


/s/ R. Lamar Simpson
-------------------------------   Principal Accounting      March 28, 2003
R. Lamar Simpson                  Officer and Chief
                                  Financial Officer

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

4.2.   Form of certificate of common stock (incorporated by reference to Exhibit
       4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2 Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 1999, File No. 333-70589).

13.1.  The company's 2002 Annual Report

21.1.  Subsidiaries of the company

24.1   Power of Attorney (contained on the signature page hereof).