Form 10KSB/A
period 2002-12-31
NEW COMMERCE BANCORP
filed 2003-03-28
CIK 1075945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

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

     Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                                    ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 2002 Annual Report to Shareholders - Part II.

     Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

                                Explanatory Note

     This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than part of the original 10-KSB. No other changes have been made to the original 10-KSB.

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

Signature                         Title                         Date
---------                         -----                         ----


  *
-------------------------------
Richard W. Bailey                 Director


  *
-------------------------------
Timothy A. Brett                  Director


  *
-------------------------------
Marshall J. Collins, Jr.          Director


  *
-------------------------------
Ralph S. Crawley                  Director


  *
-------------------------------
G. Mitchell Gault                 Director

Signature                         Title                         Date
---------                         -----                         ----


  *
-------------------------------
Tommy D. Greer                    Director


  *
-------------------------------
Bobby L. Johnson                  Director


  *
-------------------------------
Robert T. Kellett                 Director



-------------------------------
Dennis O. Raines                  Director


/s/ Frank W. Wingate
-------------------------------
Frank W. Wingate                  Director                   March 28, 2003


  *
-------------------------------   Principal Accounting
R. Lamar Simpson                  Officer and Chief
                                  Financial Officer


/s/ Frank W. Wingate                                         March 28, 2003
-------------------------------
As Attorney-In-Fact

                                  Certification

I, Frank W. Wingate, certify that:

1. I have reviewed this annual report on Form 10-KSB of New Commerce BanCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003              By: /s/ Frank W. Wingate
                                         Frank W. Wingate
                                         President and Chief Executive Officer

                                  Certification

I, R. Lamar Simpson, certify that:

1. I have reviewed this annual report on Form 10-KSB of New Commerce BanCorp;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003              By: /s/ R. Lamar Simpson
                                         R. Lamar Simpson
                                         Senior Vice President and Chief
                                           Financial Officer

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

13.1. The company's 2002 Annual Report (incorporated to Exhibit 13.1 to the company's Form 10-KSB for the period ended December 31, 2002).

21.1. Subsidiaries of the company (incorporated to Exhibit 21.1 to the company's Form 10-KSB for the period ended December 31, 2002).

24.1 Power of Attorney (incorporated to Exhibit 24.1 to the company's Form 10-KSB for the period ended December 31, 2002).