Form 10QSB
period 2003-03-31
NEW COMMERCE BANCORP
filed 2003-05-14
CIK 1075945

U.S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended March 31, 2003

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of May 6, 2003.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                       NEW COMMERCE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             March 31,          December 31,
                                                               2003                2002
                                                             ---------          ------------
Assets:
Cash and due from banks                                     $  2,345,911         $  3,017,238
Federal funds sold                                               114,854            3,342,348
Investment securities, available for sale                     11,173,257           12,736,310
Investment securities, held to maturity                        1,215,851            1,286,650
Federal Reserve Bank stock                                       237,250              237,250
Federal Home Loan Bank stock                                     236,300              250,000
Loans, net                                                    42,135,483           37,937,537
Property and equipment, net                                    4,199,140            4,232,820
Accrued interest receivable                                      217,672              251,725
Other assets                                                     369,027              341,221
                                                            ------------        -------------
        Total assets                                        $ 62,244,745        $  63,633,099
                                                            ============        =============

Liabilities and Shareholders' Equity:
Liabilities:
     Deposits                                               $ 48,129,168        $  47,522,005
     Advances from Federal Home Loan Bank                      4,800,000            4,725,000
     Drafts outstanding                                          178,380            2,289,560
     Other borrowings                                            150,000                    -
     Other liabilities                                           202,268              257,429
                                                            ------------        -------------
        Total liabilities                                     53,459,816           54,793,994
                                                            ------------        -------------

Shareholders Equity:
     Preferred stock, $.01 par value, 10,000,000 shares
        authorized, no shares issued                                   -                    -
     Common stock, $.01 par value, 10,000,000 shares
        authorized, 1,000,000 issued and outstanding              10,000               10,000
     Additional paid-in capital                                9,741,658            9,741,658
     Retained deficit                                         (1,197,079)          (1,203,432)
     Accumulated other comprehensive income                      230,350              290,879
                                                            ------------        -------------
        Total shareholders' equity                             8,784,929            8,839,105
                                                            ------------        -------------
        Total liabilities and shareholders' equity          $ 62,244,745        $  63,633,099
                                                            ============        =============


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                2003              2002
                                                              --------          --------
Interest Income:
     Interest and fees on loans                               $  563,728        $  470,234
     Investment securities                                       201,491           231,286
     Federal funds sold                                            3,424               141
                                                              ----------        ----------
        Total interest income                                    768,643           701,661
                                                              ----------        ----------

Interest Expense:
     Deposits                                                    209,135           206,425
     Securities sold under agreements to repurchase                    -            28,782
     Advances from Federal Home Loan Bank                         34,325                 -
     Federal funds purchased                                       1,589             4,127
                                                              ----------        ----------
        Total interest expense                                   245,049           239,334
                                                              ----------        ----------

Net Interest Income                                              523,594           462,327

Provision for Loan Losses                                         44,225             9,325
                                                              ----------        ----------

Net Interest Income After Provision for Loan Losses              479,369           453,002
                                                              ----------        ----------

Non-Interest Income:
     Service fees on deposit accounts                             37,775            23,755
     Mortgage brokerage income                                    37,840            16,730
     Gain on sale of investment securities                        11,714                 -
     Other                                                        13,556            15,051
                                                              ----------        ----------
        Total non-interest income                                100,885            55,536
                                                              ----------        ----------

Total Income                                                     580,254           508,538
                                                              ----------        ----------

Non-Interest Expense:
     Salaries and benefits                                       316,380           284,039
     Occupancy, furniture and equipment                           96,173            85,045
     Data processing                                              49,239            48,396
     Marketing                                                    17,138            14,697
     Printing, supplies and postage                               18,564             9,440
     Other                                                        72,607            59,049
                                                              ----------        ----------
        Total non-interest expenses                              570,101           500,666
                                                              ----------        ----------

Income Before Income Taxes                                        10,153             7,872

Income Tax Provision                                               3,800             3,366
                                                              ----------        ----------

Net Income                                                     $   6,353        $    4,506
                                                               =========        ==========

Basic and Diluted Earnings per Share                           $    0.01        $     0.00

Weighted Average Shares Outstanding - Basic                    1,000,000         1,000,000

Weighted Average Shares Outstanding - Diluted                  1,017,977         1,000,000


See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                                                 Accumulated
                                          Common Stock           Additional                         Other               Total
                                    --------------------------    Paid-in         Retained      Comprehensive        Shareholders
                                       Shares        Amount       Capital         Deficit       Income (Loss)        Equity
                                    -------------  -----------  -------------  ---------------  ---------------  ---------------
Balance, December 31, 2001            1,000,000     $ 10,000     $ 9,741,658     $(1,240,960)     $  247,494       $ 8,758,192
                                                                                                                   -----------

Net income                                    -            -               -           4,506               -             4,506
Other comprehensive loss, net of
  tax:
  Unrealized holding gain on
    securities available for sale
    net of tax effect of $62,573              -            -               -               -        (121,465)         (121,465)
                                                                                                                   -----------
Comprehensive loss                            -            -               -               -               -          (116,959)
                                      ---------     --------     -----------     -----------      ----------       -----------

Balance, March 31, 2002               1,000,000     $ 10,000     $ 9,741,658     $(1,236,454)     $  126,029       $ 8,641,233
                                      =========     ========     ===========     ===========      ==========       ===========

Balance, December 31, 2002            1,000,000     $ 10,000     $ 9,741,658     $(1,203,432)     $  290,879       $ 8,839,105
                                                                                                  ----------       -----------

Net income                                    -            -               -           6,353               -             6,353
Other comprehensive loss, net of
  tax:
  Unrealized holding gain on
    securities available for sale,
    net of tax effect of $31,214              -            -               -               -         (53,149)                -
  Reclassification of net gain on
    securities available for sale
    included in net income, net of
    tax effect of $4,334                      -            -               -               -          (7,380)                -
                                                                                                  ----------
      Other comprehensive loss                -            -               -               -         (60,529)          (60,529)
                                      ---------     --------     -----------     -----------      ----------       -----------
Comprehensive loss                            -            -               -               -               -           (54,176)
                                      ---------     --------     -----------     -----------      ----------       -----------

Balance, March 31, 2003               1,000,000     $ 10,000     $ 9,741,658     $(1,197,079)     $  230,350       $ 8,784,929
                                      =========     ========     ===========     ===========      ==========       ===========




See Notes to Consolidated Financial Statements, which are an integral part of these statements

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                      2003          2002
                                                                                  ------------   -----------
Operating Activities:
    Net income                                                                     $     6,353   $     4,506
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for loan losses                                                         44,225         9,325
      Depreciation and amortization                                                     36,564        26,974
      Gain on sale of investment securities                                            (11,714)            -
      Decrease in accrued interest receivable                                           34,053        20,344
      Decrease (increase)in other assets                                                 7,743       (71,894)
      (Decrease) in other liabilities                                                  (55,161)      (49,840)
                                                                                   -----------   -----------

        Net cash provided by (used for) operating activities                            62,063       (60,585)
                                                                                   -----------   -----------

Investing Activities:
    Increase in loans, net                                                          (4,242,171)     (774,825)
    Purchase of investment securities available for sale                                     -      (501,052)
    Purchase of investment securities held to maturity                                       -      (198,688)
    Redemption (purchase) of Federal Home Loan Bank stock                               13,700        (5,600)
    Proceeds from principal payments on investment securities available
       for sale                                                                      1,066,260       835,323
    Proceeds from principal payments on investment securities held to
       maturity                                                                         74,513             -
    Proceeds from sale or call of investment securities available for                  415,147             -
      sale
    Purchase of property and equipment                                                  (9,316)       (1,433)
                                                                                   -----------   -----------

        Net cash used for investing activities                                      (2,681,867)     (646,275)
                                                                                   -----------   -----------

Financing Activities:
    Increase (decrease) in deposits, net                                               607,163    (2,638,492)
    Net increase in advances from Federal Home Loan Bank                                75,000             -
    Net decrease in  securities sold under agreement to repurchase                           -       (64,000)
    (Decrease) increase in drafts outstanding                                       (2,111,180)      498,661
    Net increase in federal funds purchased                                            150,000     2,115,000
                                                                                   -----------   -----------

        Net cash used for financing activities                                      (1,279,017)      (88,831)
                                                                                   -----------   -----------

Net Decrease in Cash and Cash Equivalents                                           (3,898,821)     (795,691)

Cash and Cash Equivalents, Beginning of Period                                       6,359,586     2,024,336
                                                                                   -----------   -----------

Cash and Cash Equivalents, End of Period                                           $ 2,460,765   $ 1,228,645
                                                                                   ===========   ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid For:
      Interest                                                                     $   241,552   $   458,002
                                                                                   ===========   ===========
      Income Taxes                                                                 $     2,675   $         -
                                                                                   ===========   ===========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

                       NEW COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Organization and Basis of Presentation
-----------------------------------------------

Organization
------------
New Commerce BanCorp (the "Holding Company"), is incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for New Commerce Bank (the "Bank"). The Bank provides full commercial banking services to customers and is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Holding Company is subject to the regulation of the Federal Reserve Board.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2002 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.


Note 2 - Earnings per Share
---------------------------

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three-month periods ended March 31, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

                                                       Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -------------   ------------

Basic EPS:
Net income                                           $    6,353      $    4,506
Average common shares outstanding                     1,000,000       1,000,000
                                                     ----------      ----------

Basic earnings per share                             $     0.01      $     0.00
                                                     ==========      ==========

Diluted EPS:
Net income                                           $    6,353      $    4,506
                                                     ----------      ----------

Average common shares outstanding                     1,000,000       1,000,000
Dilutive effect of stock options and warrants            17,977               -
                                                     ----------      ----------

Average dilutive shares outstanding                   1,017,977       1,000,000
                                                     ----------      ----------

Diluted earnings per share                           $     0.01      $     0.00
                                                     ==========      ==========

Note 3 - Stock Options and Warrants
-----------------------------------

We have two stock-based employee compensation plans and we account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all stock options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     2003           2002
                                                 -------------  --------------

Net income as reported                             $  6,353        $  4,506
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related income tax effect                   8,534        $  8,915
                                                   --------        --------

Pro forma net loss                                 $ (2,181)       $ (4,409)
                                                   ========        ========

Earnings (loss) per share:
  Basic and diluted - as reported                  $   0.01        $   0.00
                                                   ========        ========
  Basic and diluted - pro forma                    $  (0.00)       $  (0.00)
                                                   ========        ========


The following is an analysis of stock option activity for the three months ended March 31, 2003 and 2002:

                                                         2003                               2002
                                             -----------------------------      -----------------------------
                                                               Weighted                          Weighted
                                                               Average                            Average
                                                               Exercise                          Exercise
                                                Shares          Price              Shares          Price
                                             -------------   -------------      -------------  --------------

Outstanding at beginning of period               128,000        $   8.22            113,000        $   8.35
Granted                                                -               -             20,000            7.94
Forfeitures                                            -               -            (14,000)           9.14
                                                 -------                            -------

Outstanding at end of period                     128,000            8.22            119,000            8.19
                                                 =======                            =======

Options exercisable                               40,400            8.85             19,200            9.83
                                                 =======                            =======

Shares available for grant                        22,000                             40,000
                                                 =======                            =======

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Refer to the "Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002 - Provision for Loan Losses" as well as the "Balance Sheet Review at March 31, 2003 - Loans and Allowance for Loan Losses" discussions below.


Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Consolidated net income for our first quarter of 2003, which ended March 31, 2003, was $6,353, or $0.01 per share, compared to net income of $4,506, or $0.00 per share, for the first quarter of 2002, which ended March 31, 2002. Following is a discussion of the more significant components of our net income.

Net Interest Income
-------------------
The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended March 31, 2003 was $523,594, compared to $462,327 for the same period last year, an increase of 13%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the quarter ended March 31, 2003, average earning assets totaled $54.8 million with an annualized average yield of 5.61%. Average earning assets and annualized average yield were $44.8 million and 6.26%, respectively, for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, average interest-bearing liabilities totaled $51.6 million with an annualized average cost of 1.90%. Average interest-bearing liabilities and annualized average cost were $41.7 million and 2.30%, respectively, for the quarter ended March 31, 2002.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 73% and 64% of average earning assets for the first quarter of 2003 and 2002, respectively. Loan interest income for the quarter ended March 31, 2003 totaled $563,728, compared to $470,234 for the same period in 2002. The annualized average yield on loans was 5.64% for the quarter ended March 31, 2003, compared to 6.51% for the same period in 2002. The yield decreased as a result of the declining interest rate environment and its impact on our variable rate loan portfolio (which is about 73% of our loans). Average balances of loans increased to $40.0 million during the quarter ended March 31, 2003, an increase of $11.2 million over the average of $28.8 million during the comparable quarter in 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $14.1 million, or 26% of average earning assets, for the first quarter of 2003, compared to $15.9 million, or 35% of average earning assets, for the same period in 2002. Interest earned on investment securities amounted to $201,491 for the quarter ended March 31, 2003, compared to $231,286 for the quarter ended March 31, 2002. Investment securities yielded 5.71% during the first quarter of 2003, compared to 5.82% during the same period last year. This difference resulted from the effect of the sale of securities held in the portfolio during the period ended March 31, 2002 that had a higher yield than the average yield on securities held in the portfolio during the quarter ended March 31, 2003 and the purchase of lower yielding securities subsequent to the prior year quarter.

Interest expense for the quarter ended March 31, 2003 was $245,049 compared to $239,334 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $46.2 million during the quarter ended March 31, 2003 from $35.7 million during the quarter ended March 31, 2002. The annualized average cost of deposits was 1.81% for the quarter ended March 31, 2003, compared to 2.31% for the same period in 2002. The decrease was due to market interest rates declining throughout 2002, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended March 31, 2003 was $35,914 at an average cost of 2.64% compared to $32,909 at and average rate of 2.21% during the same period in 2002. The overall cost of funds was 1.90% for the quarter ended March 31, 2003, compared to 2.30% for the same period in 2002.

Provision for Loan Losses
-------------------------
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the quarter ended March 31, 2003, the provision for loan losses was $44,225 compared to $9,325 for the same period last year. This increase of $34,900 reflects, and is consistent with, our loan growth since the quarter ended March
31. See "Balance Sheet Review at March 31, 2003 - Loans and Allowance for Loan Losses.

Non-Interest Income
-------------------
Non-interest income for the quarter ended March 31, 2003 was $100,885, compared to $55,536 for the same period in 2002, an increase of $45,349. Mortgage brokerage income was $37,840, compared to $16,730 for the same period in 2002, an increase of $21,110. Mortgage loan originations in recent months have increased due to refinancing activity related to the current low mortgage loan interest rate environment. Another component of the increase was a gain of $11,714 on the sale of investment securities during the quarter ended March 31, 2003 that was not present in the prior year quarter. We sell securities from time to time for various reasons including liquidity needs, changes in credit quality, market valuation factors, etc. Since the principal purpose of our investment portfolio is liquidity management and not to derive income from trading activity, we consider this gain a nonrecurring item. Currently, we have no plans to sell additional securities. All other fees and charges increased due to the growth in account relationships experienced during the current period, particularly checking accounts.

Non-Interest Expense
--------------------
Non-interest expense for the quarter ended March 31, 2003 was $570,101, compared to $500,666 for the same period in 2002. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $32,341 to $316,380 for the quarter ended March 31, 2003 from $284,039 for the quarter ended March 31, 2002. This increase is the result of annual raises and the hiring of additional staff since the prior year quarter, particularly an additional commercial lender and a retail banking manager. Additionally, commissions paid on mortgage loan originations increased during the current quarter due to the increase in mortgage origination income as previously discussed. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth.


Balance Sheet Review at March 31, 2003

General
-------
Total consolidated assets decreased $1.4 million to $62.2 million at March 31, 2003 from $63.6 at December 31, 2002. This 2% decrease in assets was comprised principally of a $3.9 million decrease in cash and federal funds sold. These assets decreased as the result of the settlement of $2.1 million of drafts that were outstanding at December 31, 2002. Loans outstanding increased $4.2 million during the quarter. Our loans have increased in part due to the hiring of an additional commercial loan officer late in the first quarter of the 2002 and our continued focus on establishing new client relationships. Investment securities decreased by $1.6 million due to the sale of securities and from principal collections on mortgage-backed securities.

There was a $607,000 increase in deposits, bringing deposits up to $48.1 million at March 31, 2003. There were both increases and decreases in deposit balances of several of our larger commercial and personal account relationships. The net effect was that we had a decrease in balances of deposits of clients in our market area. We obtained additional brokered deposits to fund our loan growth. The total of such brokered deposits at March 31, 2002 was $1.8 million.

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

Loans and Allowance for Loan Losses
-----------------------------------
Outstanding loans represented the largest component of earning assets as of March 31, 2003 at $42.7 million, or 77% of total earning assets, compared to 68% at December 31, 2002. Loans have increased 11% since December 31, 2002. Balances within the major loan categories were as follows:

                                               March 31, 2003                 December 31, 2002
                                       -------------------------------  -------------------------------
                                           Amount          Percent          Amount          Percent
                                       ---------------   -------------  ----------------  -------------

Commercial                               $ 7,106,968          16.6%        $ 6,462,271         16.8%
Real estate - construction                 1,848,308           4.4           1,781,866          4.6
Real estate - mortgage                    27,125,243          63.5          24,760,074         64.4
Consumer                                   6,632,066          15.5           5,474,605         14.2
                                         -----------         -----         -----------        -----

  Total loans                             42,712,585         100.0%         38,478,816        100.0%
                                                             =====                            =====
Allowance for loan losses                   (534,000)                         (492,000)
Deferred loan costs, net                     (43,102)                          (49,279)
                                         -----------                       -----------

  Net loans                              $42,135,483                       $37,937,537
                                         ===========                       ===========

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

Allowance for loan losses, December 31, 2002                   $ 492,000
Provision                                                         44,225
Charge-offs - consumer                                            (2,225)
                                                               ---------

Allowance for loan losses, March 31, 2003                      $ 534,000
                                                               =========

Allowance for loan losses to loans outstanding:
    March 31, 2003                                                  1.25%
                                                               =========
    December 31, 2002                                               1.28%
                                                               =========

Nonperforming assets consist of nonaccrual loans, other real estate owned, and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Interest income on these loans is recognized when payments are received. There were neither any nonaccrual loans nor any loans delinquent more than 90 days at March 31, 2003 and December 31, 2002.

Investment Portfolio
--------------------
Investment securities represented 22% and 26% of earning assets at March 31, 2003 and December 31, 2002, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

The following is a table of investment securities by category at March 31, 2003 and December 31, 2002:

                                                              March 31,         December 31,
                                                                2003                 2002
                                                           ----------------     ----------------

  Federal agency obligations                                  $    783,820         $    786,123
  Mortgage-backed securities                                     7,505,058            8,217,642
  Collateralized mortgage obligations                              345,576            1,186,470
  Corporate bonds                                                2,538,803            2,546,075
                                                               -----------          -----------
    Total available for sale                                  $ 11,173,257         $ 12,736,310
                                                              ============         ============

Held to maturity
  Federal agency obligations                                  $    199,088         $    199,001
  Mortgage-backed securities                                       516,763              587,649
  Trust preferred securities                                       500,000              500,000
                                                              ------------         ------------
    Total held to maturity                                    $  1,215,851         $  1,286,650
                                                              ============         ============

Deposits
--------
Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 were as follows:

                                                              March 31,          December 31,
                                                                2003                 2002
                                                           ----------------     ----------------

Non-interest bearing demand deposits                          $  6,914,096         $  4,877,681
Interest bearing checking                                        3,422,858            3,332,544
Savings deposits                                                   764,066              564,582
Money market accounts                                           13,373,984           17,279,741
Time deposits less than $100,000                                10,989,842           10,707,188
Time deposits of $100,000 or more                               12,664,322           10,760,269
                                                              ------------         ------------

                                                              $ 48,129,168         $ 47,522,005
                                                              ============         ============

Other Borrowings
----------------
We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At March 31, 2003, and December 31, 2002 there were short-term borrowings outstanding of $150,000 and $0, respectively, and FHLB advances of $4,800,000 and $4,725,000, respectively.

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

At March 31, 2003, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2.5 million and represented 4% of total assets. Investment securities totaled $12.4 million and represented 20% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings (and classified as available-for sale) provide a secondary source of liquidity since they can be converted to cash in a timely manner. At March 31, 2003, we had securities with a market value of $3.1 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at March 31, 2003 was 89%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $5,800,000, lines of credit with the Federal Reserve Bank, and we are a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At March 31, 2003, we had approximately $12.4 million in available credit under our FHLB facility, of which $4.8 million had been utilized. Any advances under the FHLB facility must be collateralized with qualifying collateral, which at March 31, 2003 consisted of non-pledged investment securities and FHLB stock. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $7.5 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy
----------------
Shareholders' equity was $8.8 million at March 31, 2003 and $8.8 million at December 31, 2002. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2003. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2003.

                                    Required
                                     amount          Required      Actual amount       Actual
                                   (in $000's)       Percent        (in $000's)       Percent
                                  --------------    -----------    --------------    -----------
Total capital                        $4,149             8.0%           7,629             14.7%
Tier 1 capital                        2,075             4.0            7,095             13.7
Tier 1 leverage capital               2,384             4.0            7,095             11.9

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

Not Applicable.

Item 3. Defaults upon Senior Securities
---------------------------------------

Not Applicable.

Item 4. Submission of Matters of Security Holders to a Vote
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The following reports were filed on Form 8-K during the first quarter ended March 31, 2003.

         99.1 The Company filed a Form 8-K on March 28, 2003 to disclose that the Chief Executive Officer, Frank W. Wingate, and the Chief Financial Officer, R. Lamar Simpson, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEW COMMERCE BANCORP
                                   --------------------
                                   (Registrant)


Date:    May 14, 2003              By: /s/ Frank W. Wingate
                                      -----------------------------------
                                      Frank W. Wingate
                                      President and Chief Executive Officer



Date:    May 14, 2003              By:  /s/ R. Lamar Simpson
                                      -----------------------------------
                                      R. Lamar Simpson
                                      Senior Vice President and Chief Financial
                                      Officer

                                  Certification

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


Date:    May 14, 2003              By: /s/ Frank W. Wingate
                                      -----------------------------------
                                      Frank W. Wingate
                                      President and Chief Executive Officer

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


Date:    May 14, 2003              By:  /s/ R. Lamar Simpson
                                      -----------------------------------
                                      R. Lamar Simpson
                                      Senior Vice President and Chief Financial
                                      Officer