Form 10QSB
period 2003-06-30
NEW COMMERCE BANCORP
filed 2003-08-13
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission file number 333-70589

NEW COMMERCE BANCORP
(Exact name of registrant as specified in its charter)

South Carolina	58-2403844
(State of Incorporation)	(I.R.S. Employer Identification No.)

501 New Commerce Court, Greenville, South Carolina 29607
(Address of principal executive offices)   (Zip Code)

(864) 297-6333
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of August 8, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2003	2002
Assets:
Cash and due from banks	$1,655,356	$3,017,238
Federal funds sold	3,621,189	3,342,348
Investment securities, available for sale	10,586,534	12,736,310
Investment securities, held to maturity	1,144,600	1,286,650
Federal Reserve Bank stock	237,250	237,250
Federal Home Loan Bank stock	203,800	250,000
Loans, net	47,639,692	37,937,537
Property and equipment, net	4,213,524	4,232,820
Accrued interest receivable	257,888	251,725
Other assets	556,104	341,221

Total assets	$70,115,937	$63,633,099

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$55,432,977	$47,522,005
Advances from Federal Home Loan Bank	4,075,000	4,725,000
Drafts outstanding	1,556,424	2,289,560
Other liabilities	240,674	257,429

Total liabilities	61,305,075	54,793,994

Shareholders Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Retained deficit	(1,184,798)	(1,203,432)
Accumulated other comprehensive income	244,002	290,879

Total shareholders' equity	8,810,862	8,839,105

Total liabilities and shareholders' equity	$70,115,937	$63,633,099

See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$622,849	$497,262	$1,186,577	$967,496
Investment securities	154,201	227,378	355,692	458,664
Federal funds sold	5,038	473	8,462	614

Total interest income	782,088	725,113	1,550,731	1,426,774

Interest Expense:
Deposits	226,336	205,353	435,471	411,778
Securities sold under agreements to repurchase	-	26,942	-	55,724
Advances from Federal Home Loan Bank	33,596	-	67,921	-
Federal funds purchased	3,142	6,983	4,731	11,110

Total interest expense	263,074	239,278	508,123	478,612

Net Interest Income	519,014	485,835	1,042,608	948,162
Provision for Loan Losses	68,934	20,675	113,159	30,000

Net Interest Income After Provision for Loan Losses
	450,080	465,160	929,449	918,162

Non-Interest Income:
Service fees on deposit accounts	67,640	27,673	105,415	51,428
Mortgage brokerage income	57,763	19,852	95,603	36,582
Gain on sale of investment securities	65,512	-	77,226	-
Other	15,410	14,817	28,966	29,868

Total non-interest income	206,325	62,342	307,210	117,878

Total Income	656,405	527,502	1,236,659	1,036,040

Non-Interest Expense:
Salaries and benefits	340,708	271,396	657,088	555,435
Occupancy, furniture and equipment	95,136	83,348	191,309	168,392
Data processing	50,649	43,103	99,888	91,499
Marketing	23,122	5,430	40,260	15,477
Printing, supplies and postage	33,046	39,270	51,610	52,692
Other	94,013	76,680	166,620	136,398

Total non-interest expenses	636,674	519,227	1,206,775	1,019,893

Income Before Income Taxes	19,731	8,275	29,884	16,147
Income Tax Provision	7,450	1,850	11,250	5,216

Net Income	$12,281	$6,425	$18,634	$10,931

Basic and Diluted Earnings per Share	$0.01	$0.01	$0.02	$0.01

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,018,332	1,014,971	1,018,148	1,010,895

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

						Accumulated
					Other	Total
			Additional		Compre-	Share-
	Common Stock		Paid-in	Retained	hensive	holders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2001	1,000,000	$10,000	$9,741,658	$(1,240,960)	$247,494	$8,758,192

Net income	-	-	-	10,931	-	10,931
Other comprehensive income, net of
tax:
Unrealized holding gain on
securities available for sale
net of tax effect of $49,007	-	-	-	-	95,134	95,134

Comprehensive income	-	-	-	-	-	106,065

Balance, June 30, 2002	1,000,000	$10,000	$9,741,658	$(1,230,029)	$342,628	$8,864,257

Balance, December 31, 2002	1,000,000	$10,000	$9,741,658	$(1,203,432)	$290,879	$8,839,105

Net income	-	-	-	18,634	-	18,634
Other comprehensive loss, net of
tax:
Unrealized holding gain on
securities available for sale,
net of tax effect of $1,044	-	-	-	-	1,775	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $28,574	-	-	-	-	(48,652)	-

Other comprehensive loss	-	-	-	-	(46,877)	(46,877)

Comprehensive loss	-	-	-	-	-	(28,243)

Balance, June 30, 2003	1,000,000	$10,000	$9,741,658	$(1,184,798)	$244,002	$8,810,862

See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2002
Operating Activities:
Net income	$18,634	$10,931
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	113,159	30,000
Depreciation and amortization	95,672	61,424
Gain on sale of investment securities	(77,226)	-
(Increase) decrease in accrued interest receivable	(6,163)	3,428
Increase in other assets	(187,353)	(8,308)
Decrease in other liabilities	(16,755)	(41,472)

Net cash (used for) provided by operating activities	(60,032)	56,003

Investing Activities:
Increase in loans, net	(9,815,314)	(3,592,316)
Purchase of investment securities available for sale	(4,859,221)	(501,052)
Purchase of investment securities held to maturity	-	(198,688)
Redemption (purchase) of Federal Home Loan Bank stock	46,200	(5,600)
Proceeds from principal payments on investment securities available
for sale	2,193,792	1,148,589
Proceeds from principal payments on investment securities held to
maturity	149,499	57,225
Proceeds from sale or call of investment securities available for	4,800,895	-
sale
Purchase of property and equipment	(66,696)	(2,840)

Net cash used for investing activities	(7,550,845)	(3,094,682)

Financing Activities:
Increase in deposits, net	7,910,972	1,460,566
(Decrease) increase in drafts outstanding	(733,136)	189,331
Net decrease in advances from Federal Home Loan Bank	(650,000)	-
Net decrease in securities sold under agreement to repurchase	-	(100,000)
Net increase in federal funds purchased	-	880,000

Net cash provided by financing activities	6,527,836	2,429,897

Net Decrease in Cash and Cash Equivalents	(1,083,041)	(608,782)
Cash and Cash Equivalents, Beginning of Period	6,359,586	2,024,336

Cash and Cash Equivalents, End of Period	$5,276,545	$1,415,554

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$471,652	$476,057

Income Taxes	$2,675	$-

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Basis of Presentation

Organization
New Commerce BanCorp (the “Holding Company”), is incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for New Commerce Bank (the “Bank”). The Bank provides full commercial banking services to customers and is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Holding Company is subject to the regulation of the Federal Reserve Board.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2002 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-month and six-month periods ended June 30, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic EPS:
Net income	$12,281	$6,425	$18,634	$10,931
Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic earnings per share	$0.01	$0.01	$0.02	$0.01

Diluted EPS:
Net income	$12,281	$6,425	$18,634	$10,931

Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000
Dilutive effect of stock options and
warrants	18,332	14,971	18,148	10,895

Average dilutive shares outstanding	1,018,332	1,014,971	1,018,148	1,010,895

Diluted earnings per share	$0.01	$0.01	$0.02	$0.01

Note 3 – Stock Options and Warrants

We have two stock-based employee compensation plans and we account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income as reported	$12,281	$6,425	$18,634	$10,931
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effect	8,378	5,987	16,912	14,902

Pro forma net income (loss)	$3,903	$438	$1,722	$(3,971)

Earnings (loss) per share:
Basic and diluted - as reported	$0.01	$0.01	$0.02	$0.01

Basic and diluted - pro forma	$0.00	$0.00	$0.00	$(0.00)

The following is an analysis of stock option activity for the six months ended June 30, 2003 and 2002:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	128,000	$8.22	113,000	$8.35
Granted	13,500	9.35	32,500	8.37
Forfeitures	(4,500)	10.00	(18,500)	9.35

Outstanding at end of period	137,000	8.27	127,000	8.21

Options exercisable	42,600	8.85	19,500	9.83

Shares available for grant	13,000		23,000

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Refer to the “Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002 – Provision for Loan Losses,” “Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002 – Provision for Loan Losses,” and “Balance Sheet Review at June 30, 2003 – Loans and Allowance for Loan Losses” discussions below.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Consolidated net income for our second quarter of 2003, which ended June 30, 2003, was $12,281, or $0.01 per share, compared to net income of $6,425, or $0.01 per share, for the second quarter of 2002, which ended June 30, 2002. Following is a discussion of the more significant components of our net income.

Net Interest Income
The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended June 30, 2003 was $519,014, compared to $485,835 for the same period last year, an increase of 7%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the quarter ended June 30, 2003, average earning assets totaled $59.9 million with an annualized average yield of 5.22%. Average earning assets and annualized average yield were $46.6 million and 6.22%, respectively, for the quarter ended June 30, 2002. For the quarter ended June 30, 2003, average interest-bearing liabilities totaled $57.2 million with an annualized average cost of 1.84%. Average interest-bearing liabilities and annualized average cost were $43.4 million and 2.21%, respectively, for the quarter ended June 30, 2002. Net interest margin was 3.47% for the quarter ended June 30, 2003 compared to 4.17% for the quarter ended June 30, 2002. The decrease in net interest margin is the result of earning assets repricing faster than our interest-bearing liabilities in the recent declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

The prime rate was further lowered by 25 basis points in late June 2003. We expect that this event will further decrease our net interest margin, but we cannot predict to what degree.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 76% and 66% of average earning assets for the second quarter of 2003 and 2002, respectively. Loan interest income for the quarter ended June 30, 2003 totaled $622,849, compared to $497,262 for the same period in 2002. The annualized average yield on loans was 5.47% for the quarter ended June 30, 2003, compared to 6.43% for the same period in 2002. The yield decreased as a result of the declining interest rate environment and its impact on our variable rate loan portfolio (which is about 75% of our loans). Turnover in our fixed rate portfolio has also resulted in a decrease in yield, as the yield on fixed rate loans now reflect the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $45.6 million during the quarter ended June 30, 2003, an increase of $14.7 million over the average of $30.9 million during the comparable quarter in 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $12.7 million, or 21% of average earning assets, for the second quarter of 2003, compared to $15.6 million, or 34% of average earning assets, for the same period in 2002. Interest earned on investment securities amounted to $154,201 for the quarter ended June 30, 2003, compared to $227,378 for the quarter ended June 30, 2002. Investment securities yielded 4.87% during the second quarter of 2003, compared to 5.85% during the same period last year. This difference resulted from the effect of the sale of securities held in the portfolio during the period ended June 30, 2002 that had a higher yield than the average yield on securities held in the portfolio during the quarter ended June 30, 2003 and the purchase of lower yielding securities subsequent to the prior year quarter. Also, accelerated principal repayments on mortgage-related securities have resulted in the lowering of our yield on investment securities as the proceeds of the repayments have been reinvested at lower current rates. Further, accelerated principal repayments on mortgage-related securities have accelerated the amortization of purchase premiums, which in turn have lowered their yields. The accelerated principal repayments on mortgage-related securities are largely the result of the refinancing of the underlying mortgages due to the current lower prevailing mortgage interest rates.

Interest expense for the quarter ended June 30, 2003 was $263,074 compared to $239,278 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $52.5 million during the quarter ended June 30, 2003 from $37.7 million during the quarter ended June 30, 2002 and 2003. The annualized average cost of deposits was 1.73% for the quarter ended June 30, 2003, compared to 2.18% for the same period in 2002. The decrease was due to market interest rates declining throughout 2002, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended June 30, 2003 was $36,738 at an average cost of 3.10% compared to $33,925 at an average rate of 2.36% during the same period in 2002. The overall cost of funds was 1.84% for the quarter ended June 30, 2003, compared to 2.21% for the same period in 2002.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the quarter ended June 30, 2003, the provision for loan losses was $68,934 compared to $20,675 for the same period last year. This increase of $48,259 reflects, and is consistent with, our loan growth since the quarter ended June 30, 2002. See “Balance Sheet Review at June 30, 2003 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the quarter ended June 30, 2003 was $206,325, compared to $62,342 for the same period in 2002, an increase of $142,983. The largest component of the increase was a gain of $65,512 on the sale of investment securities during the quarter ended June 30, 2003 that was not present in the prior year quarter. We sell securities from time to time for various reasons including liquidity needs, changes in credit quality, and market valuation factors. Since the principal purpose of our investment portfolio is liquidity management and not to derive income from trading activity, we consider this gain a nonrecurring item. Currently, we have no plans to sell additional securities.

Service fees on deposit accounts was $67,640, compared to $27,673 for the same period in 2002, an increase of $39,967. This increase is the result in the growth of deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during the current quarter. Mortgage brokerage income was $57,763, compared to $19,852 for the same period in 2002, an increase of $37,911. Mortgage loan originations in recent months have increased due to refinancing activity related to the current low mortgage loan interest rate environment.

Non-Interest Expense
Non-interest expense for the quarter ended June 30, 2003 was $636,674, compared to $519,227 for the same period in 2002. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $69,312 to $340,708 for the quarter ended June 30, 2003 from $271,396 for the quarter ended June 30, 2002. This increase is the result of annual raises and the hiring of additional staff since the prior year quarter. Additionally, commissions paid on mortgage loan originations increased during the current quarter due to the increase in mortgage origination income as previously discussed. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Consolidated net income for the six months ended June 30, 2003, was $18,634, or $0.02 per share, compared to net income of $10,931, or $0.01 per share, for the six months ended June 30, 2002. Following is a discussion of the more significant components of our net income.

Net Interest Income
Net interest income for the six months ended June 30, 2003 was $1,042,608, compared to $948,162 for the same period last year, an increase of 10%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the six months ended June 30, 2003, average earning assets totaled $57.3 million with an annualized average yield of 5.41%. Average earning assets and annualized average yield were $45.7 million and 6.24%, respectively, for the six months ended June 30, 2002. For the six months ended June 30, 2003, average interest-bearing liabilities totaled $54.6 million with an annualized average cost of 1.86%. Average interest-bearing liabilities and annualized average cost were $42.5 million and 2.25%, respectively, for the six months ended June 30, 2002. Net interest margin was 3.64% for the six months ended June 30, 2003 compared to 4.15% for the six months ended June 30, 2002. The decrease in net interest margin is the result of earning assets repricing faster than our interest-bearing liabilities in the recent declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Loan interest income for the six months ended June 30, 2003 totaled $1,186,577, compared to $967,496 for the same period in 2002. The annualized average yield on loans was 5.54% for the six months ended June 30, 2003, compared to 6.47% for the same period in 2002. The yield decreased as a result of the declining interest rate environment and its impact on our variable rate loan portfolio. Turnover in our fixed rate portfolio has also resulted in a decrease in yield, as the yield on fixed rate loans now reflect the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $42.8 million during the six months ended June 30, 2003, an increase of $12.9 million over the average of $29.9 million during the comparable six month period in 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $13.3 million for the six months ended June 30, 2003, compared to $14.9 million for the same period in 2002. Interest earned on investment securities amounted to $355,692 for the six months ended June 30, 2003, compared to $458,664 for the six months ended June 30, 2002. Investment securities yielded 5.34% during the six month period ended June 30, 2003, compared to 5.83% during the same period last year. This difference resulted from the effect of the sale of securities held in the portfolio during the six months ended June 30, 2002 that had a higher yield than the average yield on securities held in the portfolio during the six months ended June 30, 2003 and the purchase of lower yielding securities subsequent to the prior year. Also, accelerated principal repayments on mortgage-related securities have resulted in the lowering of our yield on investment securities as the proceeds of the repayments have been reinvested at lower current rates. Further, accelerated principal repayments on mortgage-related securities have accelerated the amortization of purchase premiums, which in turn have lowered their yields. The accelerated principal repayments on mortgage-related securities are largely the result of the refinancing of the underlying mortgages due to the current lower prevailing mortgage interest rates.

Interest expense for the six months ended June 30, 2003 was $508,123 compared to $478,612 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $49.5 million during the six months ended June 30, 2003 from $36.7 million during the six months ended June 30, 2002. The annualized average cost of deposits was 1.76% for the six months ended June 30, 2003, compared to 2.25% for the same period in 2002. The decrease was due to market interest rates declining throughout 2002 and 2003, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the six months ended June 30, 2003 was $72,652 at an average cost of 2.85% compared to $66,834 at an average rate of 2.28% during the same period in 2002. The overall cost of funds was 1.86% for the six months ended June 30, 2003, compared to 2.25% for the same period in 2002.

Provision for Loan Losses
For the six months ended June 30, 2003, the provision for loan losses was $113,159 compared to $30,000 for the same period last year. This increase of $83,159 reflects, and is consistent with, our loan growth since the six months ended June 30, 2002. See “Balance Sheet Review at June 30, 2003 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the six months ended June 30, 2003 was $307,210, compared to $117,878 for the same period in 2002, an increase of $189,332. The largest component of the increase was a gain of $77,226 on the sale of investment securities during the six months ended June 30, 2003 that was not present in the prior year. Service fees on deposit accounts was $105,415, compared to $51,428 for the same period in 2002, an increase of $53,987. This increase is the result in the growth of deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during the current six month period. Mortgage brokerage income was $95,603, compared to $36,582 for the same period in 2002, an increase of $59,021.

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2003 was $1,206,775, compared to $1,019,893 for the same period in 2002. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $101,653 to $657,088 for the six months ended June 30, 2003 from $555,435 for the six months ended June 30, 2002. This increase is the result of annual raises and the hiring of additional staff since the prior year. Additionally, commissions paid on mortgage loan originations increased during the current six month period due to the increase in mortgage origination income as previously discussed.

Balance Sheet Review at June 30, 2003

General
Total consolidated assets increased $6.5 million to $70.1 million at June 30, 2003 from $63.6 at December 31, 2002. This 10% increase in assets was comprised principally of a $9.7 million increase in loans receivable, net. Our loans have increased due to our continued focus on establishing new client relationships. Investment securities decreased by $2.3 million due to the sale of securities and from principal collections on mortgage-backed securities.

There was a $7.9 million increase in deposits, bringing deposits up to $55.4 million at June 30, 2003. There were both increases and decreases in deposit balances of several of our larger commercial and personal account relationships. The net effect was that we had a decrease in balances of deposits of clients in our market area. We obtained additional brokered deposits to fund our loan growth. The total of such brokered deposits at June 30, 2002 was $8.7 million.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loans and Allowance for Loan Losses
Gross loans were $48.2 million, or 75% of total earning assets, compared to $38.4 million, or 68% at December 31, 2002. Loans have increased 26% since December 31, 2002. Balances within the major loan categories were as follows:

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Commercial	$9,024,723	18.7%	$6,462,271	16.8%
Real estate - construction	865,544	1.8	1,781,866	4.6
Real estate - mortgage	31,412,278	65.0	24,760,074	64.4
Consumer	6,988,376	14.5	5,474,605	14.2

Total loans	48,290,921	100.0%	38,478,816	100.0%

Allowance for loan losses	(602,935)		(492,000)
Deferred loan costs, net	(48,294)		(49,279)

Net loans	$47,639,692		$37,937,537

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio.

This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The following is an analysis of the allowance for loan losses:

Allowance for loan losses, December 31, 2002	$492,000
Provision	113,159
Charge-offs - consumer	(2,224)

Allowance for loan losses, June 30, 2003	$602,935

Allowance for loan losses to loans outstanding:
June 30, 2003	1.25%

December 31, 2002	1.28%

Nonperforming assets consist of nonaccrual loans, other real estate owned, and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Interest income on these loans is recognized when payments are received. There were neither any nonaccrual loans nor any loans delinquent more than 90 days at June 30, 2003 and December 31, 2002.

Investment Portfolio
Investment securities represented 18% and 25% of earning assets at June 30, 2003 and December 31, 2002, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

The following is a table of investment securities by category at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002
Available for sale:
Federal agency obligations	$777,268	$786,123
Mortgage-backed securities	6,741,189	8,217,642
Collateralized mortgage obligations	503,246	1,186,470
Corporate bonds	2,564,831	2,546,075

Total available for sale	$10,586,534	$12,736,310

Held to maturity
Federal agency obligations	$199,178	$199,001
Mortgage-backed securities	445,422	587,649
Trust preferred securities	500,000	500,000

Total held to maturity	$1,144,600	$1,286,650

Deposits
Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002
Non-interest bearing demand deposits	$7,955,412	$4,877,681
Interest bearing checking	3,577,963	3,332,544
Savings deposits	798,040	564,582
Money market accounts	12,015,735	17,279,741
Time deposits less than $100,000	18,725,373	10,707,188
Time deposits of $100,000 or more	12,360,454	10,760,269

	$55,432,977	$47,522,005

Other Borrowings
We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At June 30, 2003 and December 31, 2002 there were outstanding FHLB advances of $4,075,000 and $4,725,000, respectively, and no advances outstanding under lines of credit.

Interest Rate Sensitivity
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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002 – Net Interest Income,” our net interest margin has been declining during the current year. We believe that net interest margin will further decline due to the recent 25 basis point reduction in prime rate, although we are unable to quantify the amount at this time. If net interest margin declines further, net income will likely decline also.

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

At June 30, 2003, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5.2 million and represented 8% of total assets. Investment securities totaled $11.7 million and represented 17% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings (and classified as available-for sale) provide a secondary source of liquidity since they can be converted to cash in a timely manner. At June 30, 2003, we had securities with a market value of $3.2 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at June 30, 2003 was 87%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $5.8 million, lines of credit with the Federal Reserve Bank, and we are a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At June 30, 2003, we had approximately $14.0 million in available credit under our FHLB facility, of which approximately $4.1 million had been utilized. Any advances under the FHLB facility must be collateralized with qualifying collateral, which at June 30, 2003 consisted of non-pledged investment securities and FHLB stock. We believe that our existing stable base of core deposits and other funding sources, such as in-market deposit promotions and out of market brokered deposits, are adequate to meet our operating needs, and we are not aware of any events which may result in a significant adverse impact on liquidity.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $8.2 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy
Shareholders’ equity was $8.8 million at both June 30, 2003 and December 31, 2002. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at June 30, 2003. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2003.

	Required		Actual
	amount	Required	amount	Actual
	(in $000's)	Percent	(in $000's)	Percent
Total capital	$4,645	8.0%	$7,713	13.3%
Tier 1 capital	2,322	4.0	7,110	12.3
Tier 1 leverage capital	2,598	4.0	7,110	11.0

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiary is party to or which any of their property is the subject.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters of Security Holders to a Vote

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2003 at our annual meeting of shareholders held on April 30, 2003 — the election of two members of the Board of Directors as Class I directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Marshall J. Collins, Jr., and Tommy D. Greer. The current Class II directors are Ralph S. Crawley, Bobby L. Johnson, Robert T. Kellett, and Dennis O. Raines. The current Class III directors are Richard W. Bailey, Timothy A. Brett, G. Mitchell Gault, and Frank W. Wingate. The current terms of the Class I directors expired at the annual meeting. Each of the two current Class I directors was nominated for election and stood for election at the Annual Meeting on April 30, 2003 for a three-year term. The number of votes for the election of the Class I directors were as follows: For Mr. Collins – 752,319 votes and for Mr. Greer – 760,519 votes. The number of votes which withheld authority for Mr. Collins – 11,755 and withheld authority for Mr. Greer – 3,555. The number of votes against the election of directors was as follows: against Mr. Collins – 0 and against Mr. Greer – 0. The terms of the Class II directors will expire at the 2004 annual meeting of shareholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K.

The following reports were filed on Form 8-K during the second quarter ended June 30, 2003.

The Company filed a Form 8-K on April 29, 2003 to report that the company issued a press release announcing its financial results for the first quarter ended March 31, 2003 and a Form 8-K/A on April 30, 2003 to correct the actual date of release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP (Registrant)

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: August 13, 2003	President and Chief Executive Officer

By: /s/ R. Lamar Simpson
R. Lamar Simpson
Date: August 13, 2003	Chief Financial Officer

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.