Form 10QSB
period 2003-09-30
NEW COMMERCE BANCORP
filed 2003-11-12
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of November 7, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2003	2002
Assets:
Cash and due from banks	$2,505,864	$3,017,238
Federal funds sold	3,420,028	3,342,348
Investment securities, available for sale	10,886,723	12,736,310
Investment securities, held to maturity	1,000,300	1,286,650
Federal Reserve Bank stock	220,650	237,250
Federal Home Loan Bank stock	203,800	250,000
Loans, net	52,442,637	37,937,537
Property and equipment, net	4,216,251	4,232,820
Accrued interest receivable	234,314	251,725
Other assets	473,801	341,221

Total assets	$75,604,368	$63,633,099

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$62,579,843	$47,522,005
Advances from Federal Home Loan Bank	3,750,000	4,725,000
Drafts outstanding	359,224	2,289,560
Other liabilities	272,413	257,429

Total liabilities	66,961,480	54,793,994

Shareholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Retained deficit	(1,156,550)	(1,203,432)
Accumulated other comprehensive income	47,780	290,879

Total shareholders' equity	8,642,888	8,839,105

Total liabilities and shareholders' equity	$75,604,368	$63,633,099

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$683,756	$541,604	$1,870,333	$1,509,100
Investment securities	151,648	215,294	507,340	673,958
Federal funds sold	6,276	1,746	14,738	2,360

Total interest income	841,680	758,644	2,392,411	2,185,418

Interest Expense:
Deposits	225,866	220,457	661,337	632,235
Securities sold under agreements to repurchase	-	14,204	-	69,928
Advances from Federal Home Loan Bank	31,182	17,550	99,103	17,550
Federal funds purchased	218	1,392	4,949	12,502

Total interest expense	257,266	253,603	765,389	732,215

Net Interest Income	584,414	505,041	1,627,022	1,453,203

Provision for Loan Losses	60,600	38,470	173,759	68,470

Net Interest Income After Provision for Loan
Losses	523,814	466,571	1,453,263	1,384,733

Non-Interest Income:
Service fees on deposit accounts	72,737	32,745	178,152	84,173
Mortgage brokerage income	66,790	57,381	162,393	93,963
Gain on sale of investment securities	-	47,008	77,226	47,008
Other	10,576	16,244	39,542	46,112

Total non-interest income	150,103	153,378	457,313	271,256

Total Income	673,917	619,949	1,910,576	1,655,989

Non-Interest Expense:
Salaries and benefits	347,864	337,100	1,004,952	892,535
Occupancy, furniture and equipment	96,545	82,387	287,854	229,044
Data processing	40,047	46,171	139,935	137,670
Marketing	15,290	19,340	55,550	64,846
Printing, supplies and postage	28,359	16,597	79,969	43,454
Other	101,224	80,812	267,844	234,751

Total non-interest expense	629,329	582,407	1,836,104	1,602,300

Income Before Income Taxes	44,588	37,542	74,472	53,689

Income Tax Provision	16,340	16,200	27,590	21,416

Net Income	$28,248	$21,342	$46,882	$32,273

Basic and Diluted Earnings per Share	$0.03	$0.02	$0.05	$0.03

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,018,587	1,019,013	1,018,133	1,013,228

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

					Accumulated
					Other	Total
			Additional		Compre-	Share-
	Common Stock		Paid-in	Retained	hensive	holders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2001	1,000,000	$10,000	$9,741,658	$(1,240,960)	$247,494	$8,758,192

Net income	-	-	-	32,273	-	32,273
Other comprehensive income, net of
tax:
Unrealized holding gain on
securities available for sale,
net of tax effect of $72,821	-	-	-	-	141,374	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $15,983	-	-	-	-	(31,025)	-

Other comprehensive income	-	-	-	-	110,349	110,349

Comprehensive income	-	-	-	-	-	142,622

Balance, September 30, 2002	1,000,000	$10,000	$9,741,658	$(1,208,687)	$357,843	$8,900,814

Balance, December 31, 2002	1,000,000	$10,000	$9,741,658	$(1,203,432)	$290,879	$8,839,105

Net income	-	-	-	46,882	-	46,882
Other comprehensive loss, net of
tax:
Unrealized holding loss on
securities available for sale,
net of tax effect of $114,199	-	-	-	-	(194,447)	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $28,574	-	-	-	-	(48,652)	-

Other comprehensive loss	-	-	-	-	(243,099)	(243,099)

Comprehensive loss	-	-	-	-	-	(196,217)

Balance, September 30, 2003	1,000,000	$10,000	$9,741,658	$(1,156,550)	$47,780	$8,642,888

See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2003	2002
Operating Activities:
Net income	$46,882	$32,273
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	173,759	68,470
Depreciation and amortization	150,222	89,979
Gain on sale of investment securities	(77,226)	(47,008)
Increase in accrued interest receivable	17,411	63,500
Decrease in other assets	6,393	7,673
Increase (decrease) in other liabilities	18,784	(54,584)

Net cash provided by operating activities	336,225	160,303

Investing Activities:
Increase in loans, net	(14,678,859)	(6,423,128)
Purchase of investment securities available for sale	(5,858,250)	(6,108,978)
Purchase of investment securities held to maturity	-	(698,688)
Redemption (purchase) of Federal Home Loan Bank stock	46,200	(184,600)
Redemption of Federal Reserve Bank stock	16,600	-
Proceeds from principal payments on investment securities available
for sale	2,929,976	1,513,953
Proceeds from principal payments on investment securities held to
maturity	301,236	107,290
Proceeds from sale or call of investment securities available for	4,438,021	5,973,457
sale
Purchase of property and equipment	(117,345)	(12,146)

Net cash used for investing activities	(12,922,421)	(5,832,840)

Financing Activities:
Increase in deposits, net	15,057,838	7,730,983
(Decrease) increase in drafts outstanding	(1,930,336)	123,066
Net (decrease) increase in advances from Federal Home Loan Bank	(975,000)	5,000,000
Net decrease in securities sold under agreement to repurchase	-	(4,854,000)

Net cash provided by financing activities	12,152,502	8,000,049

Net (Decrease) Increase in Cash and Cash Equivalents	(433,694)	2,327,512

Cash and Cash Equivalents, Beginning of Period	6,359,586	2,024,336

Cash and Cash Equivalents, End of Period	$5,925,892	$4,351,848

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$766,756	$751,773

Income Taxes	$2,675	$-

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Basis of Presentation

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2002 (Registration Number 333-70589) as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-month and nine-month periods ended September 30, 2003 and 2002. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic EPS:
Net income	$28,248	$21,342	$46,882	$32,273
Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic earnings per share	$0.03	$0.02	$0.05	$0.03

Diluted EPS:
Net income	$28,248	$21,342	$46,882	$32,273

Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000
Dilutive effect of stock options and
warrants	18,587	19,031	18,133	13,228

Average dilutive shares outstanding	1,018,587	1,019,031	1,018,133	1,013,228

Diluted earnings per share	$0.03	$0.02	$0.05	$0.03

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income as reported	$28,248	$21,342	$46,882	$32,273
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effect	8,928	8,660	25,840	23,562

Pro forma net income (loss)	$19,320	$12,682	$21,042	$8,711

Earnings (loss) per share:
Basic and diluted - as reported	$0.03	$0.02	$0.05	$0.03

Basic and diluted - pro forma	$0.02	$0.01	$0.02	$0.01

The following is an analysis of stock option activity for the nine months ended September 30, 2003 and 2002:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	128,000	$8.22	113,000	$8.35
Granted	13,500	9.35	33,500	8.40
Forfeitures	(6,000)	9.50	(18,500)	9.35

Outstanding at end of period	135,500	8.27	128,000	8.21

Options exercisable	48,700	9.00	26,300	9.87

Shares available for grant	14,500		22,000

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Refer to the “Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002 – Provision for Loan Losses,” “Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002 – Provision for Loan Losses,” and “Balance Sheet Review at September 30, 2003 – Loans and Allowance for Loan Losses” discussions below.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Consolidated net income for our third quarter of 2003, which ended September 30, 2003, was $28,248, or $0.03 per share, compared to net income of $21,342, or $0.02 per share, for the third quarter of 2002, which ended September 30, 2002. Following is a discussion of the more significant components of our net income.

Net Interest Income
The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest spread is derived from determining the weighted-average rate of interest paid on deposits and borrowings and subtracting them from the weighted-average yield on earning assets. Net interest income for the quarter ended September 30, 2003 was $584,414, compared to $505,041 for the same period last year, an increase of 16%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the quarter ended September 30, 2003, average earning assets totaled $64.6 million with an annualized average yield of 5.21%. Average earning assets and annualized average yield were $48.1 million and 6.31%, respectively, for the quarter ended September 30, 2002. For the quarter ended September 30, 2003, average interest-bearing liabilities totaled $62.2 million with an annualized average cost of 1.66%. Average interest-bearing liabilities and annualized average cost were $45.0 million and 2.26%, respectively, for the quarter ended September 30, 2002. Net interest margin was 3.62% for the quarter ended September 30, 2003 compared to 4.20% for the quarter ended September 30, 2002. The decrease in net interest margin is the result of earning assets repricing faster than our interest-bearing liabilities in the recent declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 77% and 68% of average earning assets for the third quarter of 2003 and 2002, respectively. Loan interest income for the quarter ended September 30, 2003 totaled $683,756, compared to $541,604 for the same period in 2002. The annualized average yield on loans was 5.48% for the quarter ended September 30, 2003, compared to 6.66% for the same period in 2002. The yield decreased as a result of the declining interest rate environment and its impact on our variable rate loan portfolio (which is about 76% of our loans). Turnover in our fixed rate portfolio has also resulted in a decrease in yield, as the yield on fixed rate loans now reflect the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $50.0 million during the quarter ended September 30, 2003, an increase of $17.5 million over the average of $32.5 million during the comparable quarter in 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $12.1 million, or 19% of average earning assets, for the third quarter of 2003, compared to $15.1 million, or 31% of average earning assets, for the same period in 2002. Interest earned on investment securities amounted to $151,648 for the quarter ended September 30, 2003, compared to $215,294 for the quarter ended September 30, 2002. Investment securities yielded 4.98% during the third quarter of 2003, compared to 5.69% during the same period last year. This difference resulted from the effect of the sale of securities held in the portfolio during the period ended September 30, 2002 that had a higher yield than the average yield on securities held in the portfolio during the quarter ended September 30, 2003 and the purchase of lower yielding securities subsequent to the prior year quarter. Also, accelerated principal repayments on mortgage-related securities have resulted in the lowering of our yield on investment securities as the proceeds of the repayments have been reinvested at lower current rates. Further, accelerated principal repayments on mortgage-related securities have accelerated the amortization of purchase premiums, which in turn have lowered their yields. The accelerated principal repayments on mortgage-related securities are largely the result of the refinancing of the underlying mortgages due to the current lower prevailing mortgage interest rates.

Interest expense for the quarter ended September 30, 2003 was $257,266 compared to $253,603 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $58.2 million during the quarter ended September 30, 2003 from $39.7 million during the quarter ended September 30, 2002. The annualized average cost of deposits was 1.55% for the quarter ended September 30, 2003, compared to 2.22% for the same period in 2002. The decrease was due to market interest rates declining throughout 2002, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended September 30, 2003 was $31,400 at an average cost of 3.15% compared to $33,146 at an average rate of 2.52% during the same period in 2002. The overall cost of funds was 1.66% for the quarter ended September 30, 2003, compared to 2.26% for the same period in 2002.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the quarter ended September 30, 2003, the provision for loan losses was $60,600 compared to $38,470 for the same period last year. This increase of $22,130 reflects, and is consistent with, our loan growth since the quarter ended September 30, 2002. See “Balance Sheet Review at September 30, 2003 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the quarter ended September 30, 2003 was $150,103, compared to $153,378 for the same period in 2002, a decrease of $3,275. Non-interest income decreased due to a gain of $47,008 on the sale of investment securities during the quarter ended September 30, 2002 that was not present in the current year quarter. Service fees on deposit accounts was $72,737, compared to $32,745 for the same period in 2002, an increase of $39,992 This increase is the result in the growth of deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during the current quarter. Mortgage brokerage income was $66,790, compared to $57,381 for the same period in 2002, an increase of $9,409. The increase in mortgage brokerage income is largely attributable to the current low mortgage loan interest rate environment.

Non-Interest Expense
Non-interest expense for the quarter ended September 30, 2003 was $629,329, compared to $582,407 for the same period in 2002, an increase of $46,922. The largest component of this increase was in other expenses, which increased by $20,412. The increase in other expenses was due principally to expenses related to losses and administrative costs associated with our overdraft protection product. Other increases in non-interest expenses were consistent with the growth in assets.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Consolidated net income for the nine months ended September 30, 2003, was $46,882, or $0.05 per share, compared to net income of $32,273, or $0.03 per share, for the nine months ended September 30, 2002. Following is a discussion of the more significant components of our net income.

Net Interest Income
Net interest income for the nine months ended September 30, 2003 was $1,627,022, compared to $1,453,203 for the same period last year, an increase of 12%. This increase was the result of increased balances of earning assets and the impact of lower interest rates on our interest-bearing liabilities, offset partially by the effect of lower interest rates on earning assets.

For the nine months ended September 30, 2003, average earning assets totaled $59.8 million with an annualized average yield of 5.33%. Average earning assets and annualized average yield were $46.9 million and 6.21%, respectively, for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average interest-bearing liabilities totaled $57.2 million with an annualized average cost of 1.78%. Average interest-bearing liabilities and annualized average cost were $43.8 million and 2.23%, respectively, for the nine months ended September 30, 2002. Net interest margin was 3.63% for the nine months ended September 30, 2003 compared to 4.13% for the nine months ended September 30, 2002. The decrease in net interest margin is the result of earning assets repricing faster than our interest-bearing liabilities in the recent declining interest rate environment. Details of the components of earning assets and interest-bearing liabilities are discussed in the following paragraphs.

Loan interest income for the nine months ended September 30, 2003 totaled $1,870,333, compared to $1,509,100 for the same period in 2002. The annualized average yield on loans was 5.51% for the nine months ended September 30, 2003, compared to 6.45% for the same period in 2002. The yield decreased as a result of the declining interest rate environment and its impact on our variable rate loan portfolio. Turnover in our fixed rate portfolio has also resulted in a decrease in yield, as the yield on fixed rate loans now reflect the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $45.2 million during the nine months ended September 30, 2003, an increase of $14.0 million over the average of $31.2 million during the comparable nine month period in 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Investment securities averaged $13.0 million for the nine months ended September 30, 2003, compared to $14.7 million for the same period in 2002. Interest earned on investment securities amounted to $507,340 for the nine months ended September 30, 2003, compared to $673,958 for the nine months ended September 30, 2002. Investment securities yielded 5.22% during the nine month period ended September 30, 2003, compared to 5.83% during the same period last year. This difference resulted from the effect of the sale of securities held in the portfolio during the nine months ended September 30, 2002 that had a higher yield than the average yield on securities held in the portfolio during the nine months ended September 30, 2003 and the purchase of lower yielding securities subsequent to the prior year. Also, accelerated principal repayments on mortgage-related securities have resulted in the lowering of our yield on investment securities as the proceeds of the repayments have been reinvested at lower current rates. Further, accelerated principal repayments on mortgage-related securities have accelerated the amortization of purchase premiums, which in turn have lowered their yields. The accelerated principal repayments on mortgage-related securities are largely the result of the refinancing of the underlying mortgages due to the current lower prevailing mortgage interest rates.

Interest expense for the nine months ended September 30, 2003 was $765,389 compared to $732,215 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $52.5 million during the nine months ended September 30, 2003 from $38.2 million during the nine months ended September 30, 2002. The annualized average cost of deposits was 1.68% for the nine months ended September 30, 2003, compared to 2.21% for the same period in 2002. The decrease was due to market interest rates declining throughout 2002 and 2003, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the nine months ended September 30, 2003 was $104,052 at an average cost of 2.94% compared to $99,980 at an average rate of 2.40% during the same period in 2002. The overall cost of funds was 1.78% for the nine months ended September 30, 2003, compared to 2.23% for the same period in 2002.

Provision for Loan Losses
For the nine months ended September 30, 2003, the provision for loan losses was $173,759 compared to $68,470 for the same period last year. This increase of $105,289 reflects, and is consistent with, our loan growth since the nine months ended September 30, 2002. See “Balance Sheet Review at September 30, 2003 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the nine months ended September 30, 2003 was $457,313, compared to $271,256 for the same period in 2002, an increase of $186,057. The largest component of this increase is the increase in service charges on deposit accounts which was $178,152 for the nine months ended September 30, 2003 compared to $84,173 for the same period in 2002, an increase of $93,979. This increase is the result of growth in deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during the current nine month period. Mortgage brokerage income was $162,393, compared to $93,963 for the same period in 2002, an increase of $68,430. Gain on sale of investments was $77,226 for the nine months ended September 30, 2003 compared to $47,008 for the same period in 2002, an increase of $30,218 that was not present in the prior year. We sell securities from time to time for various reasons including liquidity needs, changes in credit quality, and market valuation factors. Since the principal purpose of our investment portfolio is liquidity management and not to derive income from trading activity, we consider securities gains as nonrecurring items. Currently, we have no plans to sell additional securities.

Non-Interest Expense
Non-interest expense for the nine months ended September 30, 2003 was $1,836,104, compared to $1,602,300 for the same period in 2002. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $112,417 to $1,004,952 for the nine months ended September 30, 2003 from $892,535 for the nine months ended September 30, 2002. This increase is the result of annual raises and the hiring of additional staff since the prior year. Additionally, commissions paid on mortgage loan originations increased during the current nine month period due to the increase in mortgage origination income as previously discussed. Other expense increased by $33,093 to $267,844 from $234,751 for the nine months ended September 30, 2002. The increase in other expenses was due principally to expenses related to losses and administrative costs associated with our overdraft protection product.

Balance Sheet Review at September 30, 2003

General
Total assets increased $12.0 million to $75.6 million at September 30, 2003 from $63.6 at December 31, 2002. This 19% increase in assets was comprised principally of a $14.5 million increase in loans receivable, net. Our loans have increased due to our continued focus on establishing new client relationships. Investment securities decreased by $2.1 million due to the sale of securities and from principal collections on mortgage-backed securities offset by the purchase of investment securities.

There was a $15.1 million increase in deposits, bringing deposits up to $62.6 million at September 30, 2003 from $47.5 million at December 31, 2002. There were both increases and decreases in deposit balances of several of our larger commercial and personal account relationships. The net effect was that we had a increase in balances of deposits of clients in our market area of approximately $2.3 million. We obtained additional brokered deposits to fund our loan growth. The total of such brokered deposits at September 30, 2002 was $12.8 million.

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

Loans and Allowance for Loan Losses
Gross loans were $53.2 million, or 77% of total earning assets, compared to $38.5 million, or 68% at December 31, 2002. Loans have increased 38% since December 31, 2002. Balances within the major loan categories were as follows:

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Commercial	$10,420,008	19.6%	$6,462,271	16.8%
Real estate - construction	439,413	0.8	1,781,866	4.6
Real estate - mortgage	34,793,785	65.5	24,760,074	64.4
Consumer	7,498,886	14.1	5,474,605	14.2

Total loans	53,152,092	100.0%	38,478,816	100.0%

Allowance for loan losses	(663,535)		(492,000)
Deferred loan costs, net	(45,920)		(49,279)

Net loans	$52,442,637		$37,937,537

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

Allowance for loan losses, December 31, 2002	$492,000
Provision	173,759
Charge-offs - consumer	(2,224)

Allowance for loan losses, September 30, 2003	$663,535

Allowance for loan losses to loans outstanding:
September 30, 2003	1.25%

December 31, 2002	1.28%

Nonperforming assets consist of nonaccrual loans, other real estate owned, and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Interest income on these loans is recognized when payments are received. Nonaccrual loans, which consist of loans delinquent more than 90 days, totaled approximately $171,000 at September 30, 2003. There were neither any nonaccrual loans nor any loans delinquent more than 90 days at December 31, 2002.

Investment Portfolio
Investment securities represented 18% and 26% of earning assets at September 30, 2003 and December 31, 2002, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

The following is a table of investment securities by category at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002
Available for sale:
Federal agency obligations	$767,198	$786,123
Mortgage-backed securities	7,123,571	8,217,642
Collateralized mortgage obligations	485,198	1,186,470
Corporate bonds	2,510,756	2,546,075

Total available for sale	$10,886,723	$12,736,310

Held to maturity
Federal agency obligations	$199,267	$199,001
Mortgage-backed securities	301,033	587,649
Corporate bonds	500,000	500,000

Total held to maturity	$1,000,300	$1,286,650

Deposits
Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002
Non-interest bearing demand deposits	$11,606,329	$4,877,681
Interest bearing checking	4,041,569	3,332,544
Savings deposits	880,883	564,582
Money market accounts	12,006,606	17,279,741
Time deposits less than $100,000	20,907,488	10,707,188
Time deposits of $100,000 or more	13,136,968	10,760,269

	$62,579,843	$47,522,005

Other Borrowings
We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At September 30, 2003 and December 31, 2002 there were outstanding FHLB advances of $3,750,000 and $4,725,000, respectively, and no advances outstanding under lines of credit.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. As stated in “Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002 – Net Interest Income,” our net interest margin has been declining during the current year. If net interest margin declines further, net income will likely decline also.

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

At September 30, 2003, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5.9 million and represented 8% of total assets. Investment securities totaled $11.9 million and represented 16% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings (and classified as available-for sale) provide a secondary source of liquidity since they can be converted to cash in a timely manner. At September 30, 2003, we had securities with a market value of $2.6 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2003 was 85%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $9.1 million, lines of credit with the Federal Reserve Bank, and we are a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At September 30, 2003, we had approximately $15.1 million in available credit under our FHLB facility, of which approximately $3.8 million had been utilized. Any advances under the FHLB facility must be collateralized with qualifying collateral, which at September 30, 2003 consisted of non-pledged investment securities and FHLB stock. We believe that our existing stable base of core deposits and other funding sources, such as in-market deposit promotions and out of market brokered deposits, are adequate to meet our operating needs, and we are not aware of any events which may result in a significant adverse impact on liquidity.

Impact of Off-Balance Sheet Instruments
Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $9.7 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

The bank has a five-year contract for data processing services through April 2004. Costs under this contract are approximately $10,500 per month.

Capital Adequacy
Shareholders’ equity was $8.6 million and $8.8 million at September 30, 2003 and December 31, 2002, respectively. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at September 30, 2003. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2003.

	Required		Actual
	amount	Required	amount	Actual
	(in $000's)	Percent	(in $000's)	Percent
Total capital	$5,060	8.0%	$7,796	12.3%
Tier 1 capital	2,530	4.0	7,132	11.3
Tier 1 leverage capital	2,790	4.0	7,132	10.2

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters of Security Holders to a Vote

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K – The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

The Company filed a Form 8-K on July 30, 2003 to disclose the issuance of a press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP (Registrant)

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: November 12, 2003	President and Chief Executive Officer

By: /s/ R. Lamar Simpson
R. Lamar Simpson
Date: November 12, 2003	Chief Financial Officer

Exhibit Index

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.