Form 10QSB
period 2004-03-31
NEW COMMERCE BANCORP
filed 2004-05-14
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of May 6, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
Assets:
Cash and due from banks	$2,968,770	$2,605,113
Federal funds sold	6,904,047	5,613,657
Investment securities, available for sale	13,726,667	13,180,671
Investment securities, held to maturity	936,301	959,035
Federal Reserve Bank stock	220,650	220,650
Federal Home Loan Bank stock	230,300	212,500
Loans, net	60,419,568	57,318,166
Property and equipment, net	4,156,886	4,200,681
Accrued interest receivable	304,551	301,723
Other assets	464,700	431,932

Total assets	$90,332,440	$85,044,128

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$76,400,745	$71,875,955
Advances from Federal Home Loan Bank	4,500,000	3,750,000
Drafts outstanding	363,189	439,704
Other liabilities	272,898	309,102

Total liabilities	81,536,832	76,374,761

Shareholders Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Retained deficit	(1,093,962)	(1,117,638)
Accumulated other comprehensive income	137,912	35,347

Total shareholders' equity	8,795,608	8,669,367

Total liabilities and shareholders' equity	$90,332,440	$85,044,128

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$762,167	$563,728
Investment securities	173,895	201,491
Federal funds sold	4,946	3,424

Total interest income	941,008	768,643

Interest Expense:
Deposits	239,954	209,135
Securities sold under agreements to repurchase	-	-
Advances from Federal Home Loan Bank	30,258	34,325
Federal funds purchased	477	1,589

Total interest expense	270,689	245,049

Net Interest Income	670,319	523,594

Provision for Loan Losses	62,813	44,225

Net Interest Income After Provision for Loan Losses	607,506	479,369

Non-Interest Income:
Service fees on deposit accounts	71,463	37,775
Mortgage brokerage income	27,390	37,840
Gain on sale of investment securities	--	11,714
Other	23,606	13,556

Total non-interest income	122,459	100,885

Total Income	729,965	580,254

Non-Interest Expense:
Salaries and benefits	390,382	316,380
Occupancy, furniture and equipment	102,575	96,173
Data processing	55,323	49,239
Marketing	9,078	17,138
Printing, supplies and postage	36,496	18,564
Other	98,485	72,607

Total non-interest expense	692,339	570,101

Income Before Income Taxes	37,626	10,153

Income Tax Provision	13,950	3,800

Net Income	$23,676	$6,353

Basic and Diluted Earnings per Share	$0.02	$0.01

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,045,003	1,017,977

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

					Accumulated	Total
			Additional		Other	Share-
	Common Stock		Paid-in	Retained	Comprehensive	holders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2002	1,000,000	$10,000	$9,741,658	$(1,203,432)	$290,879	$8,839,105

Net income	-	-	-	6,353	-	6,353
Other comprehensive loss, net of
tax:
Unrealized holding loss on
securities available for sale
net of tax effect of $31,214	-	-	-	-	(53,149)	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $4,334	-	-	-	-	(7,380)	-

Other comprehensive loss	-	-	-	-	(60,529)	(60,529)

Comprehensive loss	-	-	-	-	-	(54,176)

Balance, March 31, 2003	1,000,000	$10,000	$9,741,658	$(1,197,079)	$230,350	$8,784,929

Balance, December 31, 2003	1,000,000	$10,000	$9,741,658	$(1,117,638)	$35,347	$8,669,367

Net income	-	-	-	23,676	-	23,676
Other comprehensive loss, net of
tax:
Unrealized holding gain on
securities available for sale,
net of tax effect of $60,237	-	-	-	-	102,565	102,565

Comprehensive income	-	-	-	-	-	126,241

Balance, March 31, 2004	1,000,000	$10,000	$9,741,658	$(1,093,962)	$137,912	$8,795,608

See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net income	$23,676	$6,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	62,813	44,225
Depreciation and amortization	53,709	36,564
Gain on sale of investment securities	-	(11,714)
(Increase) decrease in accrued interest receivable	(2,828)	34,053
(Increase) decrease in other assets	(11,005)	7,743
Decrease in other liabilities	(36,204)	(55,161)

Net cash provided by (used for) operating activities	90,161	62,063

Investing Activities:
Increase in loans, net	(3,246,215)	(4,242,171)
Purchase of investment securities available for sale	(1,502,343)	-
(Purchase) redemption of Federal Home Loan Bank stock	(17,800)	13,700
Proceeds from principal payments on investment securities available
for sale	314,585	1,066,260
Proceeds from principal payments on investment securities held to
maturity	23,996	74,513
Proceeds from sale or call of investment securities available for sale	800,000	415,147
Purchase of property and equipment	(6,612)	(9,316)

Net cash used for investing activities	(3,634,389)	(2,681,867)

Financing Activities:
Increase in deposits, net	4,524,790	607,163
Net increase in advances from Federal Home Loan Bank	750,000	75,000
Decrease in drafts outstanding	(76,515)	(2,111,180)
Net increase in federal funds purchased	-	150,000

Net provided by (used for) financing activities	5,198,275	(1,279,017)

Net Increase (Decrease) in Cash and Cash Equivalents	1,654,047	(3,898,821)

Cash and Cash Equivalents, Beginning of Period	8,218,770	6,359,586

Cash and Cash Equivalents, End of Period	$9,872,817	$2,460,765

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$262,205	$241,552

Income taxes	$3,000	$2,675

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Basis of Presentation

Organization
New Commerce BanCorp (the “Holding Company”) is incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for New Commerce Bank (the “Bank”). The Bank provides full commercial banking services to customers and is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Holding Company is subject to the regulation of the Federal Reserve Board.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2003 (Commission File Number 000-26061) as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three-month periods ended March 31, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

	Three Months Ended
	March 31,
	2004	2003
Basic EPS:
Net income	$23,676	$6,353
Average common shares outstanding	1,000,000	1,000,000

Basic earnings per share	$0.02	$0.01

Diluted EPS:
Net income	$23,676	$6,353

Average common shares outstanding	1,000,000	1,000,000
Dilutive effect of stock options and warrants	45,003	17,977

Average dilutive shares outstanding	1,045,003	1,017,977

Diluted earnings per share	$0.02	$0.01

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

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$23,676	$6,353
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effect	9,481	8,534

Pro forma net income (loss)	$14,195	$(2,181)

Earnings (loss) per share:
Basic and diluted – as reported	$0.02	$0.01

Basic and diluted – pro forma	$0.01	$(0.00)

The following is an analysis of stock option activity for the three months ended March 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	134,500	$8.27	128,000	$8.22
Granted	10,000	10.25	-	-
Forfeitures	-	-	-	-

Outstanding at end of period	144,500	8.41	128,000	8.22

Options exercisable	61,300	8.56	40,400	8.85

Shares available for grant	5,500		22,000

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of New Commerce BanCorp and subsidiary. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan losses;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Significant Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Refer to the “Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003 – Provision for Loan Losses” as well as the “Balance Sheet Review at March 31, 2004 – Loans and Allowance for Loan Losses” discussions below.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Consolidated net income for our first quarter of 2004, which ended March 31, 2004, was $23,676, or $0.02 per diluted share, compared to net income of $6,353, or $0.01 per diluted share, for the first quarter of 2003, which ended March 31, 2003. Following is a discussion of the more significant components of our net income.

Net Interest Income
The largest component of total income is net interest income, the difference between the income earned on assets and the interest accrued or paid on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest income for the quarter ended March 31, 2004 was $670,319, compared to $523,594 for the same period last year, an increase of 28%. This increase was the result of the effects of increased balances of earning assets and lower interest rates on our interest-bearing liabilities, offset partially by the effects of increased balances of interest-bearing liabilities and lower interest rates on earning assets.

For the quarter ended March 31, 2004, average earning assets totaled $76.9 million with an annualized average yield of 4.89%. Average earning assets and annualized average yield were $54.8 million and 5.61%, respectively, for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, average interest-bearing liabilities totaled $73.9 million with an annualized average cost of 1.46%. Average interest-bearing liabilities and annualized average cost were $51.6 million and 1.90%, respectively, for the quarter ended March 31, 2003.

Because loans often provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 77% of average earning assets for the first quarter of 2004 and 73% of average earning assets the first quarter of 2003. Loan interest income for the quarter ended March 31, 2004 totaled $762,167, compared to $563,728 for the same period in 2003. The annualized average yield on loans was 5.12% for the quarter ended March 31, 2004, compared to 5.64% for the same period in 2003. The decrease in yield in 2004 as compared to 2003 is primarily the result of the impact of a decrease in prime rate in 2003 on our variable rate loan portfolio. In addition, our variable rate loan portfolio has increased to 75% of total loans at March 31, 2004 as compared to 73% at March 31, 2003. Due to the lower interest-rate risk inherent in variable-rate loans, their yield is on average less than that of fixed-rate loans. Turnover in our fixed rate portfolio also has contributed to the decrease in yield, as the yield on fixed rate loans now reflect the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $59.5 million during the quarter ended March 31, 2004, an increase of $19.5 million over the average of $40.0 million during the comparable quarter in 2003. The increase in average balances offset the impact of the decrease in yield on interest income.

Interest earned on investment securities amounted to $173,895 in 2004 as compared to $201,491 earned in 2003, a decrease of $27,596. The decrease resulted from a decrease in the yield of investment securities offset partially by an increase in the balances held on average during the first quarter of 2004. Investment securities yielded 4.58% during the first quarter of 2004, compared to 5.71% during the same period last year. This difference resulted from the effect of sales of securities held in the portfolio during 2003 that had a higher yield than the average yield on the balance of the portfolio. In some cases, new securities with lower yields were purchased with proceeds of the sales. Also, accelerated principal repayments on mortgage-related securities received in 2003 resulted in the lowering of our yield on investment securities as the proceeds of the repayments were reinvested at lower rates. The accelerated principal repayments on mortgage-related securities were largely the result of the refinancing of the underlying mortgages due to the lower prevailing mortgage interest rates during the period.

Interest expense for the quarter ended March 31, 2004 was $270,689 compared to $245,049 for the same period last year. The largest component of interest expense is interest on deposit accounts. The average balance of deposits increased to $70.0 million during the quarter ended March 31, 2004 from $46.2 million during the quarter ended March 31, 2003. The annualized average cost of deposits was 1.37% for the quarter ended March 31, 2004, compared to 1.81% for the same period in 2003. The decrease was due to market interest rates declining throughout 2003, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the quarter ended March 31, 2004 was $30,735 at an average cost of 3.12% compared to $35,914 at an average rate of 2.64% during the same period in 2003. The overall cost of funds was 1.46% for the quarter ended March 31, 2004, compared to 1.90% for the same period in 2003.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the quarter ended March 31, 2004, the provision for loan losses was $62,813 compared to $44,225 for the same period last year. See “Balance Sheet Review at March 31, 2004 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the quarter ended March 31, 2004 was $122,459, compared to $100,885 for the same period in 2003, an increase of $21,574. The largest component of this increase is the increase in service charges on deposit accounts which was $71,463 in the first quarter of 2004 compared to $37,775 in 2003, an increase of $33,688. This increase is the result of increased deposit account fees associated with the growth in deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during the second quarter of 2003. Mortgage brokerage income was $27,390, compared to $37,840 for the same period in 2003, a decrease of $10,450. Mortgage loan originations decreased due to a lower level of refinancing activity than we experienced in 2003. Recent refinancing activity has decreased as interest rate levels have been at low levels for some period of time and many homeowners have already refinanced their mortgages at the lower rates. In the weeks subsequent to March 31, 2004, mortgage rates have risen which we believe could further reduce our mortgage origination income, the amount of which we are unable to quantify at this time.

Non-Interest Expense
Non-interest expense for the quarter ended March 31, 2004 was $692,339, compared to $570,101 for the same period in 2003. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $74,002 to $390,382 for the quarter ended March 31, 2004 from $316,380 for the quarter ended March 31, 2003. This increase is the result of annual raises and the hiring of additional staff since the prior year quarter, particularly an additional commercial lender and a senior credit officer. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth.

Balance Sheet Review at March 31, 2004

General
Total consolidated assets increased $5.3 million to $90.3 million at March 31, 2004 from $85.0 million at December 31, 2003. This 6% increase in assets was comprised principally of a $3.1 million increase in net loans receivable. Our loans have increased due to our continued focus on establishing new client relationships.

Total deposits were $76.4 million at March 31, 2004, an increase of $4.5 million, or 6%, over the $71.9 million reported at December 31, 2003.

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

Loans and Allowance for Loan Losses
Outstanding loans represented the largest component of earning assets as of March 31, 2004 at $61.2 million, or 74% of total earning assets. Gross loans have increased 5.3% since December 31, 2003. The following table summarizes the composition of the loan portfolio at March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent

Commercial	$11,064,862	18.1%	$10,839,018	18.7%
Real estate - construction	2,672,666	4.4	1,808,757	3.1
Real estate - mortgage	39,203,339	64.1	37,552,982	64.6
Consumer	8,227,030	13.4	7,904,374	13.6

Total loans	61,167,897	100.0%	58,105,131	100.0%

Allowance for loan losses	(672,000)		(725,527)
Deferred loan costs, net	(76,329)		(61,438)

Net loans	$60,419,568		$57,318,166

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and risks resulting from uncertainties about the future value of collateral on loans. To address these risks, we have developed policies and procedures to identify and evaluate the overall quality of our credit portfolio and the timely identification of potentially problem loans.

We maintain an allowance for loan losses, which we establish through charges in the form of a provision for loan losses on our statement of operations. We charge loan losses and credit recoveries directly to this allowance. We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. We consider a number of factors in determining the level of this allowance, including the total amount of outstanding loans, the amount of past due loans, historic loan loss experience, general economic conditions and the assessment of risk elements in our portfolio. The assessment of risk in our portfolio includes the identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of problem loans. We use a classification system to identify and evaluate loans that are currently problematic and those that we believe have the potential to be in the future (collectively referred to as “classified loans”).

Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Generally, loans are placed on non-accrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on non-accrual status. Payments of interest on these loans are recognized when received. The following is an analysis of non-performing loans at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
	2004	2003

Non-accrual loans:
Commercial	$-	$72,100
Real estate - mortgage	-	464,000

Total non-accrual loans	$-	$536,100

The non-accrual loans identified above are included in the total of our classified loans. The total of classified loans at both March 31, 2004 and December 31, 2003 was $1.1 million.

Below is an analysis of the allowance for loan losses for the three months ended March 31, 2004.

Allowance for loan losses, December 31, 2003	$725,527
Provision	62,813
Charge-offs:
Commercial	(87,245)
Real estate - mortgage	(29,095)

Allowance for loan losses, March 31, 2004	$672,000

Allowance for loan losses to loans outstanding:
March 31, 2004	1.10%

December 31, 2003	1.25%

Investment Portfolio
Investment securities represented 18% and 19% of earning assets at March 31, 2004 and December 31, 2003, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

The following is a table of investment securities by category at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Available for sale:
Federal agency obligations	$1,494,036	$1,289,345
Mortgage-backed securities	8,286,814	8,454,852
Collateralized mortgage obligations	1,461,237	944,695
Corporate bonds	2,484,580	2,491,779

Total available for sale	$13,726,667	$13,180,671

Held to maturity
Federal agency obligations	$199,453	$199,362
Mortgage-backed securities	236,848	259,673
Trust preferred securities	500,000	500,000

Total held to maturity	$936,301	$959,035

Deposits

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003

Non-interest bearing demand deposits	$13,929,653	$12,117,998
Interest bearing checking	4,034,430	4,650,485
Savings deposits	905,600	931,551
Money market accounts	12,894,234	13,254,094
Time deposits less than $100,000	13,889,516	12,640,640
Time deposits of $100,000 or more	30,747,312	28,281,187

	$76,400,745	$71,875,955

Core deposits, which consist of local demand deposits and time deposits of less than $100,000, provide a relatively stable funding source for our lending and investing activities. Our core deposits totaled $41.6 million, or 54% of total deposits, at March 31, 2004 compared to $39.9 million, or 55% of total deposits, at December 31, 2003. Time deposit balances over $100,000 and deposits obtained from outside the market area are not considered core deposits because their retention can be expected to be heavily influenced by rates offered at renewal. At March 31, 2004 the total of deposits outside of the bank’s primary market totaled $22.0 million. Due to the developed national market for certificates of deposit, we anticipate being able to either renew or replace the deposits obtained outside of the market area when they mature, however no assurance can be given that we will be able to replace these deposits with the same terms.

Other Borrowings
We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At March 31, 2004, and December 31, 2003 there were no advances outstanding under lines of credit and there were outstanding FHLB advances of $4,500,000 and $3,750,000, respectively.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Therefore, we also contract with a third-party to assist in the preparation of a rate sensitivity model which applies rate sensitivity measures to assets and liabilities that will reprice within one year at assumed upward and downward shifts in prime rate. From our latest analysis, we have estimated that net interest income over a one-year timeframe generally would decrease with a decrease in prime rate and increase with an increase in prime rate. The estimates, using a 100 basis point shift in prime rate downward and upward, shows an effect on net interest income of approximately minus $100,000 and plus $50,000, respectively. These numbers are to be taken as general indications only, in that they were derived from a methodology that utilizes numerous assumptions about sensitivities of various assets and liabilities to changes in interest rates. These estimates are used as a guide by management, recognizing that model risk is always present whenever assumptions of the future must be made. Actual results may differ from the estimates, should there be changes in interest rates.

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

At March 31, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $9.8 million and represented 11% of total assets. Investment securities totaled $14.7 million and represented 16% of total assets. Investment securities that have not been pledged as collateral for deposits in excess of FDIC coverage or for other borrowings (and classified as available-for sale) provide a secondary source of liquidity since they can be converted to cash in a timely manner. At March 31, 2004, we had securities with a market value of $4.9 million classified as available for sale that were not pledged. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at March 31, 2004 was 80%. We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans, maturities and cash flows from investment securities, generation of deposits, and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $9.1 million, lines of credit with the Federal Reserve Bank, and we are a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At March 31, 2004, we had approximately $18.1 million in available credit under our FHLB facility, of which $4.5 million had been utilized. Any advances under the FHLB facility must be collateralized with qualifying collateral, which at March 31, 2004 consisted of non-pledged investment securities and FHLB stock. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $13.7 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes

Capital Adequacy
Shareholders’ equity was $8.8 million at March 31, 2004 and $8.7 million at December 31, 2003. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at March 31, 2004. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2004.

	Required		Actual
	amount	Required	amount	Actual
	(in $000's)	Percent	(in $000's)	Percent

Total capital	$5,768	8.0%	7,885	10.9%
Tier 1 capital	2,884	4.0	7,213	10.0
Tier 1 leverage capital	3,286	4.0	7,213	8.8

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

Item 3.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we or our subsidiary is party to or which any of their property is the subject.

Item 2.  Changes in Securities

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters of Security Holders to a Vote

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(b)    Reports on Form 8-K – The following reports were filed on Form 8-K during the quarter ended March 31, 2004.

(1)	The Company filed a Form 8-K on January 20, 2004 to disclose the issuance of a press release announcing its financial results for the fourth quarter ended December 31, 2003.

(2)	The Company filed a Form 8-K on January 30, 2004 to disclose the issuance of a press release announcing its decision to increase the amount of nonperforming loans previously disclosed in its quarterly earnings press release for the quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP (Registrant)

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: May 14, 2004	President and Chief Executive Officer

By: /s/ R. Lamar Simpson
R. Lamar Simpson
Date: May 14, 2004	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                    Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.