Form 10QSB
period 2004-06-30
NEW COMMERCE BANCORP
filed 2004-08-05
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission file number 000-26061

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of August 5, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003

Assets:
Cash and due from banks	$2,057,409	$2,605,113
Federal funds sold	5,973,037	5,613,657
Investment securities, available for sale	16,565,705	13,180,671
Investment securities, held to maturity	-	959,035
Federal Reserve Bank stock	220,650	220,650
Federal Home Loan Bank stock	362,500	212,500
Loans, net	62,793,840	57,318,166
Property and equipment, net	4,170,701	4,200,681
Accrued interest receivable	323,035	301,723
Other assets	597,468	431,932

Total assets	$93,064,345	$85,044,128

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$76,147,481	$71,875,955
Advances from Federal Home Loan Bank	7,250,000	3,750,000
Drafts outstanding	814,756	439,704
Other liabilities	336,130	309,102

Total liabilities	84,548,367	76,374,761

Shareholders Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Retained deficit	(1,034,528)	(1,117,638)
Accumulated other comprehensive (loss) income	(201,152)	35,347

Total shareholders' equity	8,515,978	8,669,367

Total liabilities and shareholders' equity	$93,064,345	$85,044,128

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$813,964	$622,849	$1,576,131	$1,186,577
Investment securities	183,115	154,201	357,010	355,692
Federal funds sold	7,978	5,038	12,923	8,462

Total interest income	1,005,057	782,088	1,946,064	1,550,731

Interest Expense:
Deposits	255,040	226,336	494,994	435,471
Advances from Federal Home Loan Bank	41,611	33,596	71,868	67,921
Federal funds purchased	42	3,142	519	4,731

Total interest expense	296,693	263,074	567,381	508,123

Net Interest Income	708,364	519,014	1,378,683	1,042,608

Provision for Loan Losses	26,391	68,934	89,204	113,159

Net Interest Income After Provision for Loan Losses	681,973	450,080	1,289,479	929,449

Non-Interest Income:
Service fees on deposit accounts	73,027	67,640	144,490	105,415
Mortgage brokerage income	48,473	57,763	75,863	95,603
Gain on sale of investment securities	16,400	65,512	16,400	77,226
Other	18,904	15,410	42,510	28,966

Total non-interest income	156,804	206,325	279,263	307,210

Total Income	838,777	656,405	1,568,742	1,236,659

Non-Interest Expense:
Salaries and benefits	414,889	340,708	805,271	657,088
Occupancy, furniture and equipment	97,676	95,136	200,251	191,309
Data processing	60,215	50,649	115,538	99,888
Marketing	32,741	23,122	41,819	40,260
Printing, supplies and postage	24,021	33,046	60,517	51,610
Other	114,921	94,013	213,406	166,620

Total non-interest expense	744,463	636,674	1,436,802	1,206,775

Income Before Income Taxes	94,314	19,731	131,940	29,884

Income Tax Provision	34,880	7,450	48,830	11,250

Net Income	$59,434	$12,281	$83,110	$18,634

Basic and Diluted Earnings per Share	$.06	$0.01	$0.08	$0.02

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,038,522	1,018,332	1,041,928	1,018,148

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

					Accumulated	Total
			Additional		Other	Share-
	Common Stock		Paid-in	Retained	Comprehensive	holders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2002	1,000,000	$10,000	$9,741,658	$(1,203,432)	$290,879	$8,839,105

Net income	-	-	-	18,634	-	18,634
Other comprehensive loss, net of
tax:
Unrealized holding gain on
securities available for sale
net of tax effect of $1,044	-	-	-	-	1,775	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $28,574	-	-	-	-	(48,652)	-

Other comprehensive loss	-	-	-	-	(46,877)	(46,877)

Comprehensive loss	-	-	-	-	-	(28,243)

Balance, June 30, 2003	1,000,000	$10,000	$9,741,658	$(1,184,798)	$244,002	$8,810,862

Balance, December 31, 2003	1,000,000	$10,000	$9,741,658	$(1,117,638)	$35,347	$8,669,367

Net income	-	-	-	83,110	-	83,110
Other comprehensive loss, net of
tax:
Unrealized holding loss on
securities available for sale,
net of tax effect of $(133,346)	-	-	-	-	(227,049)	-
Unrealized holding loss on
security held to maturity
transferred to securities
available for sale, net of tax
effect of $(5,550)	-	-	-	-	(9,450)	-

Other comprehensive loss	-	-	-	-	(236,499)	(236,499)

Comprehensive loss	-	-	-	-	-	(153,389)

Balance, June 30, 2004	1,000,000	$10,000	$9,741,658	$(1,034,528)	$(201,152)	$8,515,978

See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities:
Net income	$83,110	$18,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	89,204	113,159
Depreciation and amortization	112,899	95,672
Gain on sale of investment securities	(16,400)	(77,226)
Increase in accrued interest receivable	(21,312)	(6,163)
Decrease (increase) in other assets	55,360	(187,353)
Decrease (increase) in other liabilities	27,028	(16,755)

Net cash provided by (used for) operating activities	329,889	(60,032)

Investing Activities:
Increase in loans, net	(5,646,878)	(9,815,314)
Purchase of investment securities available for sale	(4,945,466)	(4,859,221)
(Purchase) redemption of Federal Home Loan Bank stock	(150,000)	46,200
Principal payments received on investment securities:
Available for sale	873,765	2,193,792
Held to maturity	79,482	149,499
Proceeds from sale or call of investment securities available for sale	800,000	4,800,895
Proceeds from sale of investment securities held to maturity	399,209	-
Purchase of property and equipment	(74,903)	(66,696)

Net cash used for investing activities	(8,664,791)	(7,550,845)

Financing Activities:
Increase in deposits, net	4,271,526	7,910,972
Net increase (decrease) in advances from Federal Home Loan Bank	3,500,000	(650,000)
Decrease (increase) in drafts outstanding	375,052	(733,136)

Net cash provided by financing activities	8,146,578	6,527,836

Net Decrease in Cash and Cash Equivalents	(188,324)	(1,083,041)

Cash and Cash Equivalents, Beginning of Period	8,218,770	6,359,586

Cash and Cash Equivalents, End of Period	$8,030,446	$5,276,545

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$541,893	$471,652

Income taxes	$3,000	$2,675

Transfer from loans to other real estate owned (other assets)	$82,000	-

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2003 (Commission File Number 000-26061) as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three- and six-month periods ended June 30, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic EPS:
Net income	$59,434	$12,281	$83,110	$18,634
Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic earnings per share	$0.06	$0.01	$0.08	$0.02

Diluted EPS:
Net income	$59,434	$12,281	$83,110	$18,634

Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000
Dilutive effect of stock options and warrants	38,522	18,332	41,928	18,148

Average dilutive shares outstanding	1,038,522	1,018,332	1,041,928	1,018,148

Diluted earnings per share	$0.06	$0.01	$0.08	$0.02

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$59,434	$12,281	$83,110	$18,634
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effect	9,656	8,378	19,137	16,912

Pro forma net income (loss)	$49,778	$3,903	$63,973	$1,722

Earnings (loss) per share:
Basic and diluted - as reported	$0.06	$0.01	$0.08	$0.02

Basic and diluted - pro forma	$0.05	$0.00	$0.06	$0.00

At the annual meeting of shareholders held on April 28, 2004, our shareholders approved an amendment to our stock option plan which increased the shares allowed to be issued under the plan from 150,000 shares to 250,000 shares.

The following is an analysis of stock option activity under our stock option plan for the six months ended June 30, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	134,500	$8.27	128,000	$8.22
Granted	12,500	10.24	13,500	9.35
Forfeitures	-	-	(4,500)	10.00

Outstanding at end of period	147,000	8.44	137,000	8.27

Options exercisable	68,500	8.64	42,600	8.85

Shares available for grant	103,000		13,000

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Note 4 – Transfer of Held to Maturity Securities

The Holding Company sold all of its held-to-maturity securities in June 2004 in order to make a capital contribution to the Bank in the form of cash. As a result of the sale of these securities, we reassessed our intention to hold the only other investment security classified as held-to-maturity. Accordingly, that security was transferred to available-for-sale securities and the unrealized holding loss (net of applicable income taxes) on the date of transfer was reported in other comprehensive income. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer.

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

Significant Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management’s judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Refer to the “Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003 – Provision for Loan Losses,” “Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003 – Provision for Loan Losses,” and “Balance Sheet Review at June 30, 2004 – Loans and Allowance for Loan Losses” discussions below.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Consolidated net income for our second quarter, which ended June 30, 2004, was $59,434, or $0.06 per diluted share, compared to net income of $12,281, or $0.01 per diluted share, for the second quarter of 2003. The following is a discussion of the more significant components of our net income.

Net Interest Income
The largest component of total income is net interest income, the difference between the income earned on assets and the interest expense on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest income for the second quarter of 2004 was $708,364, compared to $519,014 for the same period last year, an increase of 36%. This increase was the result of the effects of increased balances of earning assets and lower interest rates on our interest-bearing liabilities, offset partially by the effects of increased balances of interest-bearing liabilities and lower interest rates on earning assets.

For the second quarter of 2004, average earning assets totaled $80.6 million with an annualized average yield of 4.99%. Average earning assets and annualized average yield were $59.9 million and 5.22%, respectively, for the same period last year. For the second quarter of 2004, average interest-bearing liabilities totaled $78.5 million with an annualized average cost of 1.51%. Average interest-bearing liabilities and annualized average cost were $57.2 million and 1.84%, respectively, for the quarter ended June 30, 2003.

Because loans typically provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 76% of average earning assets for both the second quarter of 2004 and 2003. Loan interest income for the second quarter of 2004 totaled $813,964, compared to $622,849 for the same period in 2003. The annualized average yield on loans was 5.30% for the second quarter of 2004, compared to 5.47% for the same period in 2003. The decrease in yield in 2004 as compared to 2003 is primarily the result of the impact of a decrease in prime rate in 2003 on our variable rate loan portfolio. Turnover in our fixed rate portfolio also has contributed to the decrease in yield, as the yield on fixed rate loans now reflects the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $61.4 million during the second quarter of 2004, an increase of $15.8 million over the average of $45.6 million during the comparable quarter in 2003. The increase in average balances offset the impact of the decrease in yield on interest income.

Interest earned on investment securities increased by $28,914 to $183,115 in the second quarter of 2004 as compared to $154,201 earned in the same period of 2003. The increase resulted from an increase in the balances of investment securities held on average during the second quarter of 2004 offset partially by a decrease in their yield. Average balances of investments increased to $15.9 million during the second quarter of 2004, an increase of $3.2 million over the average of $12.7 million during the comparable quarter in 2003. Investment securities yielded 4.59% during the second quarter of 2004, compared to 4.87% during the same period last year. This difference resulted from the effect of sales of securities held in the portfolio during 2003 that had a higher yield than the average yield on the balance of the portfolio. In some cases, new securities with lower yields were purchased with proceeds of the sales. Also, accelerated principal repayments on mortgage-related securities received subsequent to the prior year quarter resulted in the lowering of our yield on investment securities as the proceeds of the repayments were reinvested at lower rates. The accelerated principal repayments on mortgage-related securities were largely the result of the refinancing of the underlying mortgages due to the lower prevailing mortgage interest rates during the period.

Interest expense for the second quarter of 2004 was $296,693 compared to $263,074 for the same period last year. The largest component of interest expense is interest on deposit accounts. Interest on deposit accounts for the second quarter of 2004 was $255,040 at an average cost of 1.39% compared to $226,336 at an average cost of 1.73% during the same period in 2003. The average balance of deposits increased to $73.5 million during the second quarter of 2004 from $52.5 million during the same period last year. The decrease in average rates was due to market interest rates declining throughout 2003, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the second quarter of 2004 was $41,653 at an average rate of 3.30% compared to $36,738 at an average rate of 3.10% during the same period in 2003. The average balance of interest-bearing liabilities increased to $5.1 million during the second quarter of 2004 from $4.7 million during the same period last year. The overall cost of funds was 1.51% for the second quarter of 2004, compared to 1.84% for the same period in 2003.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the second quarter of 2004, the provision for loan losses was $26,391 compared to $68,934 for the same period last year. See “Balance Sheet Review at June 30, 2004 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the second quarter of 2004 was $156,804, compared to $206,325 for the same period in 2003, a decrease of $49,521. The largest component of this decrease was the decrease in gain on sale of investments due to a lower volume of investment sales in the current year quarter. Gain on sale of investments was $16,400, compared to $65,512 for the same period in 2003, a decrease of $49,112. We sell securities from time to time for various reasons including liquidity needs, changes in credit quality, and market valuation factors. Since the principal purpose of our investment portfolio is liquidity management and not to derive income from trading activity, we consider such gains to be nonrecurring items. Currently, we have no plans to sell additional investment securities. Mortgage brokerage income was $48,473, compared to $57,763 for the same period in 2003, a decrease of $9,290. Mortgage loan originations decreased due to a lower level of consumer refinancing activity in 2004 than we experienced in 2003. Recent refinancing activity has decreased as interest rate levels have risen in recent months to levels higher than last year. Also, in general, interest rates have been at historically low levels for some period of time and many homeowners have already refinanced their mortgages at the lower rates.

Non-Interest Expense
Non-interest expense for the second quarter of 2004 was $744,463, compared to $636,674 for the same period in 2003. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $74,181 to $414,889 for the second quarter of 2004 from $340,708 for the same period in 2003. This increase is the result of annual raises and the hiring of additional staff since the prior year quarter, particularly an additional commercial lender and a senior credit officer. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth. We also intend to offer internet banking services in the fourth quarter of 2004. Initially, we expect the costs associated with this service to increase non-interest expense by $30,000 to $40,000 annually. Upon commencement of online banking, we will unveil a newly designed website at www.newcommercebank.com with new features and enhanced functionality.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Consolidated net income for the six months ended June 30, 2004 was $83,110, or $0.08 per diluted share, compared to net income of $18,634, or $0.02 per diluted share, for the six months ended June 30, 2003. Following is a discussion of the more significant components of our net income.

Net Interest Income
Net interest income for the six months ended June 30, 2004 was $1,378,683, compared to $1,042,608 for the same period last year, an increase of 32%. This increase was the result of the effects of increased balances of earning assets and lower interest rates on our interest-bearing liabilities, offset partially by the effects of increased balances of interest-bearing liabilities and lower interest rates on earning assets.

For the six months ended June 30, 2004, average earning assets totaled $78.7 million with an annualized average yield of 4.94%. Average earning assets and annualized average yield were $57.3 million and 5.41%, respectively, for the six months ended June 30, 2003. For the six months ended June 30, 2004, average interest-bearing liabilities totaled $76.2 million with an annualized average cost of 1.49%. Average interest-bearing liabilities and annualized average cost were $54.6 million and 1.86%, respectively, for the six months ended June 30, 2003.

Loan interest income for the six months ended June 30, 2004 totaled $1,576,131, compared to $1,186,577 for the same period in 2003. Average balances of loans increased to $60.5 million during the six months ended June 30, 2004, an increase of $17.7 million over the average of $42.8 million during the comparable period in 2003. The annualized average yield on loans was 5.21% for the six months ended June 30, 2004, compared to 5.54% for the same period in 2003. The increase in average balances offset the impact of the decrease in yield on interest income.

Interest earned on investment securities amounted to $357,010 in 2004 as compared to $355,692 earned in 2003, an increase of $1,318. The increase resulted from an increase in the balances held on average during the six months ended June 30, 2004 offset partially by a decrease in the yield of investment securities. Average balances of investments increased to $15.6 million during the six months ended June 30, 2004, an increase of $2.3 million over the average of $13.3 million during the comparable period in 2003. Investment securities yielded 4.59% during the six months ended June 30, 2004, compared to 5.34% during the same period last year. The same factors previously mentioned in the discussion of the results of the second quarter contributed to the decrease in the yield on investments.

Interest expense for the six months ended June 30, 2004 was $567,381, compared to $508,123 for the same period last year. The largest component of interest expense is interest on deposit accounts. Interest on deposit accounts for the six months ended June 30, 2004 was $494,994 at an average cost of 1.38% compared to $435,471 at an average cost of 1.76% during the same period in 2003. The average balance of deposits increased to $71.7 million during the six months ended June 30, 2004 from $49.5 million during the same period last year. The decrease in average rates was due to market interest rates declining throughout 2003, which has impacted the rates we offer to our depositors. Interest on other interest-bearing liabilities for the six months ended June 30, 2004 was $72,387 at an average rate of 3.22% compared to $72,652 at an average rate of 2.85% during the same period in 2003. The average balance of interest-bearing liabilities decreased to $4.5 million during the six months ended June 30, 2004 from $5.1 million during the same period last year. The overall cost of funds was 1.49% for the six months ended June 30, 2004, compared to 1.86% for the same period in 2003.

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the six months ended June 30, 2004, the provision for loan losses was $89,204 compared to $113,159 for the same period last year. See “Balance Sheet Review at June 30, 2004 – Loans and Allowance for Loan Losses.”

Non-Interest Income
Non-interest income for the six months ended June 30, 2004 was $279,263, compared to $307,210 for the same period in 2003, a decrease of $27,947. The largest component of this decrease was the decrease in gain on sale of investments due to a lower volume of investment sales in the current year quarter. Gain on sale of investments was $16,400, compared to $77,226 for the same period in 2003, a decrease of $60,826. Mortgage brokerage income was $75,863, compared to $95,603 for the same period in 2003, a decrease of $19,740. See the discussion of the factors leading to the decreases in gain on sale of investments and mortgage brokerage income in the previous discussion of the results of the second quarter. These decreases were offset partially by an increase in service charges on deposit accounts which was $144,490 in the six months ended June 30, 2004 compared to $105,415 in 2003, an increase of $39,075. This increase is the result of increased deposit account fees associated with the growth in deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts late in the second quarter of 2003.

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2004 was $1,436,802, compared to $1,206,775 for the same period in 2003. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $148,183 to $805,271 for the six months ended June 30, 2004 from $657,088 for the six months ended June 30, 2003. This increase is the result of annual raises and the hiring of additional staff since the prior year period, particularly additional commercial lenders and a senior credit officer. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth.

Balance Sheet Review at June 30, 2004

General
Total consolidated assets increased $8.1 million to $93.1 million at June 30, 2004 from $85.0 million at December 31, 2003. The largest component of this 9% increase in assets was a $5.5 million increase in net loans receivable. Our loans have increased due to our continued focus on establishing new client relationships. Our focus continues to be on asset growth which we believe is the key to increased earnings. We recently added a new commercial lender who specializes in construction and development lending in order to increase loan production in those areas and to serve as a resource for our other commercial lenders. In January, we added a new senior credit officer who, as a part of his credit administration duties, is developing new lending programs that we anticipate will contribute to asset growth and increased noninterest income.

Total deposits were $76.1 million at June 30, 2004, an increase of $4.2 million, or 6%, over the $71.9 million reported at December 31, 2003.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loans and Allowance for Loan Losses
Outstanding loans represented the largest component of earning assets as of June 30, 2004 at $62.8 million, or 73% of total earning assets. Gross loans have increased 9.4% since December 31, 2003. The following table summarizes the composition of the loan portfolio at June 30, 2004 and December 31, 2003.

	June 30,		December 31,
	2004		2003
	Amount	Percent	Amount	Percent

Commercial	$11,159,066	17.6%	$10,839,018	18.7%
Real estate - construction	1,714,850	2.7	1,808,757	3.1
Real estate - mortgage	41,070,737	64.6	37,552,982	64.6
Consumer	9,621,022	15.1	7,904,374	13.6

Total loans	63,565,675	100.0%	58,105,131	100.0%

Allowance for loan losses	(703,500)		(725,527)
Deferred loan costs, net	(68,335)		(61,438)

Net loans	$62,793,840		$57,318,166

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. We charge loan losses and credit recoveries directly to this allowance. We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We consider a number of factors in determining the level of this allowance, including the total amount of outstanding loans, the amount of past due loans, historic loan loss experience, general economic conditions and the assessment of risk elements in our portfolio. The assessment of risk in our portfolio includes the identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of problem loans. We use a classification system to identify and evaluate loans that are currently problematic and those that we believe have the potential to be in the future (collectively referred to as “classified loans”). Periodically, we adjust the amount of the allowance based on changing circumstances.

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

Generally, loans are placed on non-accrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on non-accrual status. Payments of interest on these loans are recognized when received. The following is an analysis of non-performing loans at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
	2004	2003

Non-accrual loans:
Commercial	$37,571	$72,100
Real estate - mortgage	483,541	464,000

Total non-accrual loans	$521,112	$536,100

The non-accrual loans identified above are included in the total of our classified loans. Nonaccrual loans at June 30, 2004 consisted of two loans secured by commercial real estate. The total of classified loans at June 30, 2004 and December 31, 2003 was $1.6 million and $1.1 million, respectively. Below is an analysis of the allowance for loan losses for the three months ended June 30, 2004.

Allowance for loan losses, December 31, 2003	$725,527
Provision	89,204
Charge-offs:
Commercial	(87,245)
Real estate - mortgage	(29,095)
Recoveries:
Commercial	2,759
Real estate - mortgage	2,350

Allowance for loan losses, June 30, 2004	$703,500

Allowance for loan losses to loans outstanding:
June 30, 2004	1.11%

December 31, 2003	1.25%

Investment Portfolio
Investment securities represented 20% and 19% of earning assets at June 30, 2004 and December 31, 2003, respectively. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

In June 2004, we sold most of our held–to-maturity securities to obtain cash for a capital contribution to our bank. As a result of the sale of these securities, as required by accounting standards, we reassessed our intention to hold the only other investment security classified as held-to-maturity and transferred that security to the available-for-sale category. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer. We reported the unrealized holding loss (net of applicable income taxes) on the date of transfer in other comprehensive income.

During the six months ended June 30, 2004, there was a gross unrealized loss in the amount of approximately $375,000. This unrealized loss in our investment portfolio was the result of rising market interest rates during the period which lowered the market value of our fixed-rate investment securities. While these investment securities are available to be sold, we currently have no intention to sell any.

The following is a table of investment securities by category at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003

Available for sale:
Federal agency obligations	$1,446,464	$1,289,345
Mortgage-backed securities	10,857,617	8,454,852
Collateralized mortgage obligations	1,349,462	944,695
Corporate bonds	2,912,161	2,491,779

Total available for sale	$16,565,704	$13,180,671

Held to maturity
Federal agency obligations	$-	$199,362
Mortgage-backed securities	-	259,673
Corporate bonds	-	500,000

Total held to maturity	$-	$959,035

Deposits
Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003

Non-interest bearing demand deposits	$13,368,553	$12,117,998
Interest bearing checking	3,947,249	4,650,485
Savings deposits	794,612	931,551
Money market accounts	12,171,717	13,254,094
Time deposits less than $100,000	13,676,569	12,640,640
Time deposits of $100,000 or more	32,188,781	28,281,187

	$76,147,481	$71,875,955

Core deposits, which consist of local demand deposits and time deposits of less than $100,000, provide a relatively stable funding source for our lending and investing activities. Our core deposits totaled $39.6 million, or 52% of total deposits, at June 30, 2004 compared to $39.9 million, or 55% of total deposits, at December 31, 2003. Time deposit balances over $100,000 and deposits obtained from outside the market area are not considered core deposits because their retention can be expected to be heavily influenced by rates offered at renewal. At June 30, 2004, the total of deposits outside of the bank’s primary market totaled $26.4 million. Due to the developed national market for certificates of deposit, we anticipate being able to either renew or replace the deposits obtained outside of the market area when they mature, although we may have to offer higher rates to do so.

Other Borrowings
We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At June 30, 2004, and December 31, 2003 there were no advances outstanding under lines of credit and there were outstanding FHLB advances of $7,250,000 and $3,750,000, respectively.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Therefore, we also contract with a third-party to assist in the preparation of a rate sensitivity model which applies rate sensitivity measures to assets and liabilities that will reprice within one year at assumed upward and downward shifts in prime rate. From our latest analysis, we have estimated that net interest income over a one-year timeframe generally would decrease with a decrease in prime rate and increase with an increase in prime rate. The estimates, using a 100 basis point shift in prime rate downward and upward, shows an effect on net interest income of approximately minus $60,000 and plus $10,000, respectively. These numbers are to be taken as general indications only, in that they were derived from a methodology that utilizes numerous assumptions about sensitivities of various assets and liabilities to changes in interest rates. These estimates are used as a guide by management, recognizing that model risk is always present whenever assumptions of the future must be made. Actual results may differ from the estimates, should there be changes in interest rates.

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

At June 30, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $8.0 million and represented 9% of total assets. Investment securities totaled $16.6 million and represented 18% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at June 30, 2004 was 83%. We plan to meet our future cash needs through the liquidation of temporary investments; maturities of loans; sales, maturities, and cash flows from investment securities; generation of deposits; and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $9.4 million and lines of credit with the Federal Reserve Bank. We are also a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At June 30, 2004, we had approximately $18.6 million in available credit under our FHLB facility, of which $7.3 million had been utilized. Any advances under the FHLB facility must be collateralized with collateral, which at June 30, 2004 consisted of qualifying non-pledged investment securities in the amount of approximately $2.8 million. We believe that our existing stable base of core deposits and other funding sources, along with continued growth in our deposit base, will be adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $17.3 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Adequacy
Shareholders’ equity was $8.5 million at June 30, 2004 and $8.7 million at December 31, 2003. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at June 30, 2004. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2004.

	Required		Actual
	amount	Required	amount	Actual
	(in $000's)	Percent	(in $000's)	Percent

Total capital	$ 5,766	8.0%	8,971	12.5%
Tier 1 capital	2,883	4.0	8,267	11.5
Tier 1 leverage capital	3,467	4.0	8,267	9.5

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

Item 3.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters of Security Holders to a Vote

The annual meeting of shareholders was held on April 28, 2004. At this meeting there were two matters submitted to a vote of security holders: (i) the election of four members of the board of directors as Class II directors for a three-year term and (ii) consideration of a proposal to amend the company’s 1999 Stock Incentive Plan to increase the shares allowed to be issued under the plan from 150,000 shares to 250,000 shares. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for or withheld as to each such matter:

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Marshall J. Collins, Jr. and Tommy D. Greer. The current Class II directors are Ralph S. Crawley, Bobby L. Johnson, Robert T. Kellett, and Dennis O. Raines. The current Class III directors are Richard W. Bailey, Timothy A. Brett, G. Mitchell Gault, and Frank W. Wingate. The current terms of the Class II directors expired at the annual meeting. Each of the four current Class II directors was nominated for election and stood for election at the Annual Meeting on April 28, 2004 for a three-year term. Each of the nominees was reelected at the meeting. The number of votes cast for the election of each of the Class II directors was as follows: for Mr. Crawley – 749,309 votes, for Mr. Johnson – 749,309 votes, for Mr. Kellet – 808,049 votes, and for Mr. Raines – 807,549 votes. The number of votes which withheld authority for Mr. Crawley – 74,540, withheld authority for Mr. Johnson – 74,540, withheld authority for Mr. Kellet – 15,800 votes, and withheld authority for Mr. Raines – 16,300. No shareholders voted to abstain. The terms of the Class III directors will expire at the 2005 annual meeting of shareholders.

On April 28, 2000, the shareholders approved the 1999 Stock Incentive Plan. Options issued pursuant to the plan were not to exceed the aggregate of 150,000 shares, subject to adjustment for stock splits and stock dividends. On January 20, 2004, the Board of Directors of the company approved, subject to shareholder approval, an amendment to the plan which increased the number of shares of common stock with respect to which options may be granted from 150,000 shares to 250,000 shares, subject to adjustment for stock splits and stock dividends. The number of votes cast for the amendment was 465,777, the number of votes withheld was 96,760, and no shareholders voted to abstain. There were 261,372 broker non-votes related to this proposal. The proposal to approve the amendment passed as there was a majority of the votes represented at the meeting in person or by proxy that voted in favor of the proposal.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.

(b)   Reports on Form 8-K – The following report was filed on Form 8-K during the quarter ended June 30, 2004.

The Company filed a Form 8-K on April 20, 2004 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP (Registrant)

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: August 5, 2004	President and Chief Executive Officer

By: /s/ R. Lamar Simpson
R. Lamar Simpson
Date: August 5, 2004	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                Description

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.