Form 10QSB
period 2004-09-30
NEW COMMERCE BANCORP
filed 2004-11-09
CIK 1075945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, par value $.01 per share, outstanding as of November 8, 2004

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
Assets:
Cash and due from banks	$1,700,914	$2,605,113
Federal funds sold	5,522,425	5,613,657
Investment securities, available for sale	16,624,867	13,180,671
Investment securities, held to maturity	-	959,035
Federal Reserve Bank stock	220,650	220,650
Federal Home Loan Bank stock	362,500	212,500
Loans, net	64,926,889	57,318,166
Property and equipment, net	4,174,363	4,200,681
Accrued interest receivable	319,143	301,723
Other assets	606,956	431,932

Total assets	$94,458,707	$85,044,128

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$78,672,541	$71,875,955
Advances from Federal Home Loan Bank	6,750,000	3,750,000
Drafts outstanding	234,920	439,704
Other liabilities	311,841	309,102

Total liabilities	85,969,302	76,374,761

Shareholders Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Retained deficit	(1,343,167)	(1,117,638)
Accumulated other comprehensive income	80,914	35,347

Total shareholders' equity	8,489,405	8,669,367

Total liabilities and shareholders' equity	$94,458,707	$85,044,128

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$893,342	$683,756	$2,469,473	$1,870,333
Investment securities	207,616	151,648	564,626	507,340
Federal funds sold	12,053	6,276	24,976	14,738

Total interest income	1,113,011	841,680	3,059,075	2,392,411

Interest Expense:
Deposits	278,032	225,866	773,026	661,337
Advances from Federal Home Loan Bank	58,691	31,182	130,558	99,103
Federal funds purchased	179	218	698	4,949

Total interest expense	336,902	257,266	904,282	765,389

Net Interest Income	776,109	584,414	2,154,793	1,627,022
Provision for Loan Losses	747,661	60,600	836,864	173,759

Net Interest Income After Provision for Loan Losses
	28,448	523,814	1,317,929	1,453,263

Non-Interest Income:
Service fees on deposit accounts	56,691	72,737	201,181	178,152
Mortgage brokerage income	39,761	66,790	115,624	162,393
Gain on sale of investment securities	-	-	16,400	77,226
Other	19,735	10,576	62,243	39,542

Total non-interest income	116,187	150,103	395,448	457,313

Total Income	144,635	673,917	1,713,377	1,910,576

Non-Interest Expense:
Salaries and benefits	306,174	347,864	1,111,445	1,004,952
Occupancy, furniture and equipment	106,366	96,545	306,617	287,854
Data processing	74,163	40,047	189,701	139,935
Marketing	38,221	15,290	80,040	55,550
Printing, supplies and postage	27,229	28,359	87,746	79,969
Other	83,351	101,224	296,757	267,844

Total non-interest expense	635,504	629,329	2,072,306	1,836,104

Income (Loss) Before Income Taxes	(490,869)	44,588	(358,929)	74,472
Income Tax Provision (Benefit)	(182,230)	16,340	(133,400)	27,590

Net Income (Loss)	$(308,639)	$28,248	$(225,529)	$46,882

Basic and Diluted Earnings (Loss) per Share	$(0.31)	$0.03	$(0.23)	$0.05

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,000,000	1,018,587	1,000,000	1,018,133

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

					Accumulated	Total
			Additional		Other	Share-
	Common Stock		Paid-in	Retained	Comprehensive	holders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2002	1,000,000	10,000	$9,741,658	$(1,203,432)	$290,879	$8,839,105

Net income	-	-	-	46,882	-	46,882
Other comprehensive loss, net of
tax:
Unrealized holding loss on
securities available for sale
net of tax effect of $114,199	-	-	-	-	(194,447)	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $28,574	-	-	-	-	(48,652)	-

Other comprehensive loss	-	-	-	-	(243,099)	(243,099)

Comprehensive loss	-	-	-	-	-	(196,217)

Balance, September 30, 2003	1,000,000	$10,000	$9,741,658	$(1,156,550)	$47,780	$8,642,888

Balance, December 31, 2003	1,000,000	$10,000	$9,741,658	$(1,117,638)	$35,347	$8,669,367

Net loss	-	-	-	(225,529)	-	(225,529)
Other comprehensive loss, net of
tax:
Unrealized holding gain on
securities available for sale,
net of tax effect of $26,762	-	-	-	-	45,567	45,567

Comprehensive loss	-	-	-	-	-	(179,962)

Balance, September 30, 2004	1,000,000	$10,000	$9,741,658	$(1,343,167)	$80,914	$8,489,405

        See Notes to Consolidated Financial Statements, which are an integral part of these statements

NEW COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net (loss) income	$(225,529)	$46,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	836,864	173,759
Depreciation and amortization	166,811	150,222
Gain on sale of investment securities	(16,400)	(77,226)
(Increase) decrease in accrued interest receivable	(17,420)	17,411
(Increase) decrease in other assets	(119,786)	6,393
Increase in other liabilities	2,739	18,784

Net cash provided by operating activities	627,279	336,225

Investing Activities:
Increase in loans, net	(8,527,587)	(14,678,859)
Purchase of investment securities available for sale	(4,945,466)	(5,858,250)
(Purchase) redemption of Federal Home Loan Bank stock	(150,000)	46,200
Redemption of Federal Reserve Bank stock	-	16,600
Principal payments received on investment securities:
Available for sale	1,260,857	2,929,976
Held to maturity	79,482	301,236
Proceeds from sale or call of investment securities available for sale	800,000	4,438,021
Proceeds from sale of investment securities held to maturity	399,209	-
Purchase of property and equipment	(131,007)	(117,345)

Net cash used for investing activities	(11,214,512)	(12,922,421)

Financing Activities:
Increase in deposits, net	6,796,586	15,057,838
Net increase (decrease) in advances from Federal Home Loan Bank	3,000,000	(975,000)
Decrease in drafts outstanding	(204,784)	(1,930,336)

Net cash provided by financing activities	9,591,802	12,152,502

Net Decrease in Cash and Cash Equivalents	(995,431)	(433,694)
Cash and Cash Equivalents, Beginning of Period	8,218,770	6,359,586

Cash and Cash Equivalents, End of Period	$7,223,339	$5,925,892

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$810,338	$766,756

Income taxes	$6,400	$2,675

Transfer from loans to other real estate owned (other assets)	$82,000	-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2003 (Commission File Number 000-26061) as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three- and nine-month periods ended September 30, 2004 and 2003. Diluted common shares arise from the potentially dilutive effect of the stock options and warrants outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic EPS:
Net (loss) income	$(308,639)	$28,248	$(225,529)	$46,882
Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic (loss) earnings per share	$(0.31)	$0.03	$(0.23)	$0.05

Diluted EPS:
Net (loss) income	$(308,639)	$28,248	$(225,529)	$46,882

Average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000
Dilutive effect of stock options and warrants
	-	18,587	-	18,133

Average dilutive shares outstanding	1,000,000	1,018,587	1,000,000	1,018,133

Diluted earnings per share	$(0.31)	$0.03	$(0.23)	$0.05

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income as reported	$(308,639)	$28,248	$(225,529)	$46,882
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effect	10,257	8,928	29,394	25,840

Pro forma net income (loss)	$(318,896)	$19,320	$(254,923)	$21,042

Earnings (loss) per share:
Basic and diluted - as reported	$(0.31)	$0.03	$(0.23)	$0.05

Basic and diluted - pro forma	$(0.32)	$0.02	$(0.25)	$0.02

At the annual meeting of shareholders held on April 28, 2004, our shareholders approved an amendment to our stock option plan which increased the shares allowed to be issued under the plan from 150,000 shares to 250,000 shares.

The following is an analysis of stock option activity under our stock option plan for the nine months ended September 30, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	134,500	$8.27	128,000	$8.22
Granted	23,500	10.22	13,500	9.35
Forfeitures	-	-	(6,000)	9.50

Outstanding at end of period	158,000	8.56	135,500	8.27

Options exercisable	74,600	8.75	48,700	9.00

Shares available for grant	92,000		14,500

Upon completion of the 1999 stock offering, each of our organizers received warrants to purchase 7,500 shares of common stock or a total of 90,000 shares at $10.00 per share. The warrants vested immediately and are exercisable through January 12, 2009.

Note 4 – Transfer of Held to Maturity Securities

The Holding Company sold all of its held-to-maturity securities in September 2004 in order to make a capital contribution to the Bank in the form of cash. As a result of the sale of these securities, we reassessed our intention to hold the only other investment security classified as held-to-maturity. Accordingly, that security was transferred to available-for-sale securities and the unrealized holding loss (net of applicable income taxes) on the date of transfer was reported in other comprehensive income. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer. Subsequent to September 30, 2004, the security was sold for $500,000.

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

Significant Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management’s judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the “Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 – Provision for Loan Losses,” “Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003 – Provision for Loan Losses,” and “Balance Sheet Review at September 30, 2004 – Loans and Allowance for Loan Losses” discussions below.

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Our consolidated net loss for the third quarter, which ended September 30, 2004, was $308,639, or $0.31 per diluted share, compared to net income of $28,248, or $0.03 per diluted share, for the third quarter of 2003. The decrease in net income was the result of an increase in the provision for loan losses in the current quarter. Refer to the “Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 – Provision for Loan Losses.” The following is a discussion of the more significant components of our net income.

Net Interest Income

The largest component of total income is net interest income, the difference between the income earned on assets and the interest expense on deposits and borrowings used to support such assets. The volume and mix of assets and liabilities and their sensitivity to interest rate movement determine changes in net interest income. Net interest margin is determined by dividing annualized net interest income by average earning assets. Net interest income for the third quarter of 2004 was $776,109, compared to $584,414 for the same period last year, an increase of 33%. This increase was the result of the effects of increased balances of earning assets and lower interest rates on our interest-bearing liabilities, offset partially by the effects of increased balances of interest-bearing liabilities and lower interest rates on earning assets.

For the third quarter of 2004, average earning assets totaled $86.2 million with an annualized average yield of 5.17%. Average earning assets and annualized average yield were $64.6 million and 5.21%, respectively, for the same period last year. For the third quarter of 2004, average interest-bearing liabilities totaled $82.7 million with an annualized average cost of 1.63%. Average interest-bearing liabilities and annualized average cost were $62.2 million and 1.66%, respectively, for the quarter ended September 30, 2003.

Because loans typically provide a higher yield than other types of earning assets, one of our goals is to maintain our loan portfolio as the largest component of total earning assets. Loans comprised approximately 76% and 77% of average earning assets for the third quarter of 2004 and 2003, respectively. Loan interest income for the third quarter of 2004 totaled $893,342, compared to $683,756 for the same period in 2003. The annualized average yield on loans was 5.45% for the third quarter of 2004, compared to 5.48% for the same period in 2003. Average balances of loans increased to $65.6 million during the third quarter of 2004, an increase of $15.6 million over the average of $50.0 million during the comparable quarter in 2003. The increase in average balances offset the impact of the slight decrease in yield on interest income.

Interest earned on investment securities increased by $55,968 to $207,616 in the third quarter of 2004 as compared to $151,648 earned in the same period of 2003. The increase resulted from an increase in the balances of investment securities held on average during the third quarter of 2004 offset partially by a decrease in their yield. Average balances of investments increased to $17.2 million during the third quarter of 2004, an increase of $5.0 million over the average of $12.2 million during the comparable quarter in 2003. Investment securities yielded 4.83% during the third quarter of 2004, compared to 4.98% during the same period last year. This difference resulted from the effect of sales of securities held in the portfolio during 2003 that had a higher yield than the average yield on the balance of the portfolio. In some cases, new securities with lower yields were purchased with proceeds of the sales. Also, principal repayments on mortgage-related securities received subsequent to the prior year quarter resulted in the lowering of our yield on investment securities as the proceeds of the repayments were reinvested at lower rates.

Interest expense for the third quarter of 2004 was $336,902 compared to $257,266 for the same period last year. The largest component of interest expense is interest on deposit accounts. Interest on deposit accounts for the third quarter of 2004 was $278,032 at an average cost of 1.47% compared to $225,866 at an average cost of 1.55% during the same period in 2003. The average balance of deposits increased to $75.9 million during the third quarter of 2004 from $58.2 million during the same period last year, reflecting the growth of the bank during this period. The decrease in average rates was due to market interest rates declining throughout 2003, which has impacted the rates we offered to our depositors. Since a large portion of our deposit interest expense is from time certificates of deposit, the impact of changes in market rates causes our average deposit costs to trail the market changes. Recently, market rates have increased, and as a result, our average deposit cost has increased for the past two quarters. Since rates have continued to rise over the past several months, we cannot predict how much our funding costs will rise. Interest on other interest-bearing liabilities for the third quarter of 2004 was $58,870 at an average rate of 3.43% compared to $31,400 at an average rate of 3.15% during the same period in 2003. The average balance of other interest-bearing liabilities increased to $6.9 million during the third quarter of 2004 from $3.9 million during the same period last year. The overall cost of funds was 1.63% for the third quarter of 2004, compared to 1.66% for the same period in 2003.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that our management believes is necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. For the third quarter of 2004, the provision for loan losses was $747,661 compared to $60,600 for the same period last year.

The provision for loan losses includes a provision for credit losses of $700,000 approved by the bank’s board of directors on September 29, 2004. The provision relates to an aggregate principal balance of approximately $1.3 million of loans to two commercial borrowers which were determined to have become impaired. The borrowers had been unable to meet the repayment terms of the loans as a result of severe deterioration in the financial condition of the businesses. The loans are secured by liens on commercial real estate, accounts receivable, and inventory, but in both cases, the collateral was no longer of a sufficient value to cover the outstanding principal balances on the loans. These impairments were discovered due to ongoing monitoring of the loans. Management believes the losses on these loans were the results of circumstances specific to these loans and not a reflection of a larger trend affecting our loan portfolio. The level of the provision made in connection with the loans reflected the amount necessary to maintain the allowance for loan losses at an adequate level, based upon an analysis of losses inherent in the loan portfolio at the time.

See “Balance Sheet Review at September 30, 2004 – Loans and Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the third quarter of 2004 was $116,187, compared to $150,103 for the same period in 2003, a decrease of $33,916. The largest component of this decrease was the decrease in Mortgage brokerage income. Mortgage brokerage income was $39,761, compared to $66,790 for the same period in 2003, a decrease of $ 27,029. Mortgage loan originations decreased due to a lower level of consumer refinancing activity in 2004 than we experienced in 2003. Recent refinancing activity has decreased as interest rate levels have risen in recent months to levels higher than last year. Also, in general, interest rates have been at historically low levels for some period of time and many homeowners have already refinanced their mortgages at the lower rates. Service fees on deposit accounts were $56,691 as compared to $72,737, a decrease of $16,046. The decrease is the result of a decrease in overdraft fees earned on our checking accounts.

Non-Interest Expense

Non-interest expense for the third quarter of 2004 was $635,504, compared to $629,329 for the same period in 2003. The principal component of this increase was in data processing costs. Data processing expense and occupancy, furniture and equipment expense increased due to increased technology expenditures to upgrade computer systems. We also intend to offer internet banking services in the fourth quarter of 2004. Initially, we expect the costs associated with this service to increase non-interest expense by $30,000 to $40,000 annually. Upon commencement of online banking, we will unveil a newly designed website at www.newcommercebank.com with new features and enhanced functionality. Salaries and benefits, the largest component of non-interest expense, was $306,174 for the third quarter of 2004 as compared to $347,864 for the same period in 2003, a decrease of $41,690. This decrease was the result of the reversal of accrued bonuses that were estimated to have been earned throughout 2004. Due to the estimated loss for the year, it is expected that no bonuses will be paid under the company’s incentive bonus plan. The decrease from the accrued bonus reversal was offset partially by annual raises and the increased salaries from the hiring of additional staff since the prior year quarter, particularly an additional commercial lender and a senior credit officer. Despite the current quarter’s decrease, we expect salaries and benefits to resume a pattern of increasing over time as we continue to grow and add personnel to support the growth.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Our consolidated net loss for the nine months ended September 30, 2004, was $225,529, or $0.23 per diluted share, compared to net income of $46,882, or $0.05 per diluted share, for the nine months ended September 30, 2003. The decrease in net income was the result of an increase in the provision for loan losses in the current quarter. Following is a discussion of the more significant components of our net income.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 was $2,154,793, compared to $1,627,022 for the same period last year, an increase of 32%. This increase was the result of the effects of increased balances of earning assets and lower interest rates on our interest-bearing liabilities, offset partially by the effects of increased balances of interest-bearing liabilities and lower interest rates on earning assets.

For the nine months ended September 30, 2004, average earning assets totaled $81.2 million with an annualized average yield of 5.02%. Average earning assets and annualized average yield were $59.8 million and 5.33%, respectively, for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, average interest-bearing liabilities totaled $78.4 million with an annualized average cost of 1.54%. Average interest-bearing liabilities and annualized average cost were $57.2 million and 1.78%, respectively, for the nine months ended September 30, 2003.

Loan interest income for the nine months ended September 30, 2004 totaled $2,469,473, compared to $1,870,333 for the same period in 2003. Average balances of loans increased to $62.2 million during the nine months ended September 30, 2004, an increase of $17.0 million over the average of $45.2 million during the comparable period in 2003. The annualized average yield on loans was 5.30% for the nine months ended September 30, 2004, compared to 5.51% for the same period in 2003. The increase in average balances offset the impact of the decrease in yield on interest income.

Interest earned on investment securities amounted to $564,626 in 2004 as compared to $507,340 earned in 2003, an increase of $57,286. The increase resulted from an increase in the balances held on average during the nine months ended September 30, 2004 offset partially by a decrease in the yield of investment securities. Average balances of investments increased to $16.1 million during the nine months ended September 30, 2004, an increase of $3.1 million over the average of $13.0 million during the comparable period in 2003. Investment securities yielded 4.67% during the nine months ended September 30, 2004, compared to 5.22% during the same period last year. The same factors mentioned in the preceding discussion of the results of the third quarter contributed to the decrease in the yield on investments.

Interest expense for the nine months ended September 30, 2004 was $904,282, compared to $765,389 for the same period last year. The largest component of interest expense is interest on deposit accounts. Interest on deposit accounts for the nine months ended September 30, 2004 was $773,026 at an average cost of 1.41% compared to $661,337 at an average cost of 1.68% during the same period in 2003. The average balance of deposits increased to $73.1 million during the nine months ended September 30, 2004 from $52.5 million during the same period last year reflecting the growth of the bank during these periods. See the preceding discussion of the results of the third quarter for the reasons for the decrease in the average cost of deposits. Interest on other interest-bearing liabilities for the nine months ended September 30, 2004 was $131,256 at an average rate of 3.31% compared to $104,052 at an average rate of 2.94% during the same period in 2003. The average balance of other interest-bearing liabilities increased to $5.3 million during the nine months ended September 30, 2004 from $4.7 million during the same period last year. The overall cost of funds was 1.54% for the nine months ended September 30, 2004, compared to 1.78% for the same period in 2003.

Provision for Loan Losses

For the nine months ended September 30, 2004, the provision for loan losses was $836,864 compared to $173,759 for the same period last year. See “Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 – Provision for Loan Losses,” and “Balance Sheet Review at September 30, 2004 – Loans and Allowance for Loan Losses” for additional discussion of the provision for loan losses.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2004 was $395,448, compared to $457,313 for the same period in 2003, a decrease of $61,865. The largest component of this decrease was the decrease in gain on sale of investments due to a lower volume of investment sales in the current year. Gain on sale of investments was $16,400, compared to $77,226 for the same period in 2003, a decrease of $60,826. Mortgage brokerage income was $115,624, compared to $162,393 for the same period in 2003, a decrease of $46,769. See the discussion of the factors leading to the decreases in gain on sale of investments and mortgage brokerage income in the preceding discussion of the results of the third quarter.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2004 was $2,072,306, compared to $1,836,104 for the same period in 2003. The principal component of this increase was in salaries and benefits, the largest component of non-interest expense, which increased by $106,493 to $1,111,445 for the nine months ended September 30, 2004 from $1,004,952 for the nine months ended September 30, 2003. This increase is the result of annual raises and the hiring of additional staff since the prior year period, particularly additional commercial lenders and a senior credit officer, offset partially by the absence of an accrual for estimated bonuses earned in the current year as discussed in the preceding discussion of the results of the third quarter. We expect salaries and benefits to continue to increase as we continue to grow and add personnel to support the growth. Data processing expense and occupancy, furniture and equipment expense increased in the aggregate by $68,529 principally as the result of increased technology expenditures to upgrade computer systems as discussed in the preceding discussion of the results of the third quarter.

Balance Sheet Review at September 30, 2004

General

Total consolidated assets increased $9.5 million to $94.5 million at September 30, 2004 from $85.0 million at December 31, 2003. The largest component of this 11% increase in assets was a $7.6 million increase in net loans receivable. Our loans have increased due to our continued focus on establishing new client relationships. Our focus continues to be on asset growth which we believe is the key to increased earnings. While our focus is asset growth, we must also monitor and manage our capital. See further discussion under “Capital Adequacy.”

We recently added a new commercial lender who specializes in construction and development lending in order to increase loan production in those areas and to serve as a resource for our other commercial lenders. In January, we added a new senior credit officer who, as a part of his credit administration duties, is developing new lending programs that we anticipate will contribute to asset growth and increased non-interest income.

Total deposits were $78.7 million at September 30, 2004, an increase of $6.8 million, or 9%, over the $71.9 million reported at December 31, 2003.

For more analysis of the components of the changes in asset and liabilities, see the following discussion of major balance sheet categories and the Consolidated Statements of Cash Flows included in “Item 1. Financial Statements.”

We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

Loans and Allowance for Loan Losses

Outstanding loans represented the largest component of earning assets as of September 30, 2004 at $64.9 million, or 74% of total earning assets. Gross loans have increased 13% since December 31, 2003. The following table summarizes the composition of the loan portfolio at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial	$11,117,296	16.9%	$10,839,018	18.7%
Real estate - construction	1,680,867	2.6	1,808,757	3.1
Real estate - mortgage	44,601,080	67.9	37,552,982	64.6
Consumer	8,266,879	12.6	7,904,374	13.6

Total loans	65,666,122	100.0%	58,105,131	100.0%

Allowance for loan losses	(668,371)		(725,527)
Deferred loan costs, net	(70,862)		(61,438)

Net loans	$64,926,889		$57,318,166

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

Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. We consider a number of factors in determining the level of this allowance, including the total amount of outstanding loans, the amount of past due loans, historic loan loss experience, general economic conditions and the assessment of risk elements in our portfolio. The assessment of risk in our portfolio includes the identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of problem loans. We use a classification system to identify and evaluate loans that are currently problematic and those that we believe have the potential to be problematic in the future (collectively referred to as “classified loans”). Periodically, we adjust the amount of the allowance based on changing circumstances. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Further, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

As discussed in “Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 – Provision for Loan Losses,” provision was made for loan losses in the amount of $700,000 in the third quarter of 2004 related to an aggregate principal balance of approximately $1.3 million of loans to two commercial borrowers secured by real estate, inventory and accounts receivable which were determined to have become impaired. As of September 30, 2004, approximately $810,000 of principal balance of these loans was written off to the allowance for loan losses.

Generally, loans are placed on non-accrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on non-accrual status. Payments of interest on these loans are recognized when received. The following is an analysis of non-performing loans at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
Non-accrual loans:
Commercial	$101,272	$72,100
Real estate - mortgage	371,112	464,000

Total non-accrual loans	$472,384	$536,100

The non-accrual loans identified above are included in the total of our classified loans. Non-accrual loans at September 30, 2004 consisted of one commercial loan secured by a certificate of deposit (which was liquidated to satisfy the loan balance on October 1, 2004) and one commercial real estate mortgage loan. At September 30, 2004, our classified loans totaled $565,000 ($924,000 at December 31, 2003).

Below is an analysis of the allowance for loan losses for the three months ended September 30, 2004.

Allowance for loan losses, December 31, 2003	$725,527
Provision	836,864
Charge-offs:
Commercial	(785,366)
Real estate - mortgage	(141,523)
Recoveries:
Commercial	5,518
Real estate - mortgage	27,351

Allowance for loan losses, September 30, 2004	$668,371

Allowance for loan losses to loans outstanding:
September 30, 2004	1.02%

December 31, 2003	1.25%

Investment Portfolio

Investment securities represented 19% of earning assets at both September 30, 2004 and December 31, 2003. We primarily invest in government agency or government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and credit quality corporate bonds. We also own stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta.

In June 2004, we sold most of our held–to-maturity securities to obtain cash for a capital contribution to our bank. As a result of the sale of these securities, as required by accounting standards, we reassessed our intention to hold the only other investment security classified as held-to-maturity and transferred that security to the available-for-sale category. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer. We reported the unrealized holding loss (net of applicable income taxes) on the date of transfer in other comprehensive income. This security was sold in October 2004 for $500,000.

The following is a table of investment securities by category at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Available for sale:
Federal agency obligations	$1,485,046	$1,289,345
Mortgage-backed securities	10,866,629	8,454,852
Collateralized mortgage obligations	1,358,707	944,695
Corporate bonds	2,914,485	2,491,779

Total available for sale	$16,624,867	$13,180,671

Held to maturity:
Federal agency obligations	$-	$199,362
Mortgage-backed securities	-	259,673
Corporate bonds	-	500,000

Total held to maturity	$-	$959,035

Deposits

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Non-interest bearing demand deposits	$12,634,466	$12,117,998
Interest bearing checking	4,229,395	4,650,485
Savings deposits	834,715	931,551
Money market accounts	13,310,691	13,254,094
Time deposits less than $100,000	11,855,001	12,640,640
Time deposits of $100,000 or more	35,808,273	28,281,187

	$78,672,541	$71,875,955

Core deposits, which consist of local demand deposits and time deposits of less than $100,000, provide a relatively stable funding source for our lending and investing activities. Our core deposits totaled $40.8 million, or 52% of total deposits, at September 30, 2004 compared to $39.9 million, or 55% of total deposits, at December 31, 2003. Time deposit balances over $100,000 and deposits obtained from outside the market area are not considered core deposits because their retention can be expected to be heavily influenced by rates offered at renewal. At September 30, 2004, the total of deposits outside of the bank’s primary market totaled $27.9 million. Due to the developed national market for certificates of deposit, we anticipate being able to either renew or replace the deposits obtained outside of the market area when they mature, although we may have to offer higher rates to do so. Our ability to raise funds through this market is dependent upon us remaining well capitalized for regulatory purposes. See further discussion under “Capital Adequacy.”

Other Borrowings

We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. As a member of the FHLB, we have access to borrowings through various FHLB programs. At September 30, 2004, and December 31, 2003 there were no advances outstanding under lines of credit and there were outstanding FHLB advances of $6,750,000 and $3,750,000, respectively.

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

We monitor interest rate sensitivity by measuring our interest sensitivity through a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Therefore, we also contract with a third-party to assist in the preparation of a rate sensitivity model which applies rate sensitivity measures to assets and liabilities that will reprice within one year at assumed upward and downward shifts in prime rate. From our latest analysis, we have estimated that net interest income over a one-year timeframe generally would decrease with a decrease in prime rate and increase with an increase in prime rate. The estimates, using a 100 basis point shift in prime rate downward and upward, shows an effect on net interest income of approximately minus $275,000 and plus $225,000, respectively. These numbers are to be taken as general indications only, in that they were derived from a methodology that utilizes numerous assumptions about sensitivities of various assets and liabilities to changes in interest rates. These estimates are used as a guide by management, recognizing that model risk is always present whenever assumptions of the future must be made. Actual results may differ from the estimates, should there be changes in interest rates.

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

At September 30, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $7.2 million and represented 8% of total assets. Investment securities totaled $16.6 million and represented 18% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2004 was 83%. We plan to meet our future cash needs through the liquidation of temporary investments; maturities of loans; sales, maturities, and cash flows from investment securities; generation of deposits; and the utilization of borrowing arrangements with correspondent banks. We maintain federal funds lines of credit with correspondent banks in the amount of $10.4 million and lines of credit with the Federal Reserve Bank. We are also a member of the Federal Home Loan Bank, from which application for borrowings can be made for leverage purposes. At September 30, 2004, we had approximately $18.9 million in available credit under our FHLB facility, of which $6.8 million had been utilized. We believe that our existing stable base of core deposits and other funding sources, along with continued growth in our deposit base, will be adequate to meet our operating needs.

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $15.9 million through various types of commercial lending arrangements (principally unfunded lines of credit). We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Adequacy

Shareholders’ equity was $8.5 million at September 30, 2004 and $8.7 million at December 31, 2003. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The bank exceeded the minimum capital requirements set by the regulatory agencies at September 30, 2004. Following is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2004.

					To be "Well
					Capitalized Under
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amounts in $000)
Total capital
(To risk weighted assets)	$8,628	11.6%	$5,977	8.0%	$7,472	10.0%
Tier 1 capital
(To risk weighted assets)	7,960	10.7	2,989	4.0	4,483	6.0
Tier 1 capital
(To average assets)	7,960	8.7	3,674	4.0	4,593	5.0

As mentioned earlier, we obtain certificates of deposit outside our market area through deposit brokers. The ability to raise funds through certain brokered deposit programs is limited if capital ratios fall below the levels required to remain classified as “well capitalized.” Our goal is to remain “well capitalized.” We monitor capital ratios and our budgeting and planning processes consider the impact of growth and asset allocation decisions and strategies on capital levels. We believe that our capital levels are adequate at the present time. However, significant growth in assets will affect capital levels. In order to maintain desired capital levels, we anticipate that we will have to reallocate assets to manage the risk-rating of assets used in the computation of risk-based capital, sell loans or investments to offset asset growth, raise additional capital or develop other capital management strategies.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1       Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP (Registrant)

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: November 9, 2004	President and Chief Executive Officer

By: /s/ R. Lamar Simpson
R. Lamar Simpson
Date: November 9, 2004	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                Description

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.