Form 10KSB
period 2004-12-31
NEW COMMERCE BANCORP
filed 2005-03-23
CIK 1075945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes    X    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

        The issuer’s revenues for the year ended December 31, 2004 were approximately $4,791,000.

        As of March 14, 2005, there were 1,000,000 shares of Common Stock issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of the Common Stock, excluding directors and executive officers) of the company on March 14, 2005 was $13,089,027. This calculation is based upon an estimate of the fair market value of the Common Stock of $17.77 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        Transitional Small Business Disclosure Format. (Check one):   Yes           No   X

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1.   Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under risk factors.

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

Pending Merger

        On December 16, 2004, we entered into a merger agreement with SCBT Financial Corporation (“SCBT”), which was amended on January 20, 2005. Under the amended agreement, SCBT Interim Corporation, a wholly-owned subsidiary of South Carolina Bank & Trust, N.A, will merge with and into New Commerce BanCorp. Immediately thereafter, New Commerce BanCorp and the New Commerce Bank will merge with and into South Carolina Bank & Trust, N.A., a wholly-owned subsidiary of SCBT. Under the agreement, our shareholders will receive $18.00 per share in cash of common stock. Holders of stock options and warrants will receive a cash payment equal to the spread between $18.00 per share and the exercise price per share of the stock covered by the option or warrant. The boards of directors of our company and SCBT have approved the merger agreement. The merger is subject to the approval of our shareholders, regulatory approvals, and other customary closing conditions. Closing is expected to occur in the second quarter of 2005.

Risk Factors

We cannot guarantee the consummation of the contemplated merger, and if we do not complete the merger our results of operations and financial condition will be adversely affected.

        We will not be able to consummate the merger without the approval of certain state and federal regulatory agencies and our shareholders. Accordingly, we can give no assurances that those approvals will be obtained or that the acquisition will be completed. If we do not consummate the merger, our results of operations and financial condition will be adversely affected due to the costs we have incurred and time we have spent in preparing for the merger. It would also be harder for us to compete as a local, independent community bank after having announced that we intended to enter into this merger. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our future results.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;
o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting Greenville County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        If the merger is not consummated, our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Greenville County. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in the Greenville County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. Because we were liability sensitive at December 31, 2004, we generally would not benefit from a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Frank Wingate, our chairman and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and he has contributed significantly to our growth. If we lose the services of Mr. Wingate, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future if the merger is not consummated, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital if the merger is not consummated. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. If the merger is not consummated, there is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Marketing Focus

        The bank draws a large percentage of its business from the cities of Simpsonville, Mauldin and Fountain Inn, as well as from the surrounding unincorporated areas. This area is located in the southeastern portion of Greenville County and is known locally as the “Golden Strip.” It is bounded by Interstate 85 to the north, Highway 25 to the west, Laurens County to the south, and Spartanburg County to the east. The Golden Strip’s median household income, household growth, and population growth trends have consistently outpaced the rest of Greenville County and the State of South Carolina.

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

        Real Estate Loans - Approximately 62% of our loan portfolio consists of loans that are secured by first or second mortgages on real estate. These loans generally fall into three categories: commercial real estate loans, construction and development loans, and residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Also, our home equity lines are secured by real estate mortgages. However, they are not included in real estate loans, but rather are classified as consumer loans, which are discussed separately below. Interest rates for all categories may be fixed or variable. We may charge an origination fee for each loan.

        The principal economic risk associated with any category of loans, including real estate loans, is the cash flow capability and creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

        Commercial Real Estate Loans - Commercial real estate loans generally have terms of three to seven years, although payments may be structured on a longer amortization basis. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which is different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Our bank attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. Generally we require that debtor cash flow exceeds 120% of monthly debt service obligations. Typically, the bank reviews the personal financial statements of the principal owners and requires their personal guarantees. One purpose of these reviews is to reveal secondary sources of repayment and liquidity to support a loan request.

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

        Residential Real Estate Loans - We originate conventional residential mortgage loans. Residential real estate loans generally have longer terms up to 30 years, so we typically make these loans through brokerage relationships with large wholesale mortgage companies. From time to time we originate loans on residential real estate and retain them in our portfolio. These loans have shorter terms, typically five years or less, although amortization terms may be longer, or they carry variable rates.

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

        Loan Approval and Review  - The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the Management Loan Committee. Any loan in excess of the Management Loan Committee’s lending limit, which currently is $600,000, must be approved by the loan committee of the Board of Directors (Board Loan Committee), whose lending limit is $900,000. Additionally, certain loans must be approved by the Board of Directors. Such loans include loans in excess of the Board Loan Committee’s lending authority and loans to directors. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is made on terms not more favorable to such person than would be available to a person not affiliated with us.

        Credit Administration  - We have a credit administration function which is designed to manage the risks associated with our lending activities. This function reviews past due loans, risk rating, documentation, and policy exceptions, among other duties. Reports are generated and provided to management and the Board of Directors on a regular basis. We also use outside consulting firms for internal auditing and loan reviews. The internal auditing firm reviews our loans for regulatory compliance and reviews internal and operational controls of our lending activities. The loan review consultants review loans for proper underwriting and policy compliance. These consultants report directly to the audit committee of the Board of Directors. As part of its regular examination process, the Office of the Comptroller of the Currency reviews our lending activities, including loan underwriting and loan quality. See the discussion below under “Supervision and Regulation – New Commerce Bank.”

        Lending Limits  - Our bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general the bank’s internal target limit for loan exposure to any borrower is $750,000, although occasionally, the bank will extend credit up to, but not exceeding the legal lending limit. This limit will increase or decrease as our bank’s capital increases or decreases. In order to meet the needs of customers with borrowing needs in excess of our internal lending limit, we maintain relationships with other banks which purchase participating interests in larger loans.

Other Banking Services

        Other banking services include commercial cash management services, commercial and deposit pick-up services. In addition, we provide services such as internet banking; a toll-free, 24-hour telephone voice response system; drive up ATMs; safe deposit boxes; travelers checks; direct deposit of payroll and social security checks; and automatic drafts for various accounts. The bank is associated with the STAR and Cirrus ATM networks that may be used by our customers throughout the country. The bank waives the foreign ATM charge on customer withdrawals of $50 or more from other bank ATM’s. The bank also offers a debit card, VISA credit cards through a correspondent bank, and merchant bankcard services through a correspondent bank.

Competition

        Competition in our bank’s primary service area is intense. As of June 2004, there were approximately 153 banking offices representing 25 financial institutions operating in Greenville County, holding approximately $7.4 billion in deposits.

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

Employees

        As of March 14, 2005, we had 21 full-time employees and 5 part-time employees.

Supervision and Regulation – General

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

        USA PATRIOT Act of 2002 - In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

        Check 21 - On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Supervision and Regulation  –  New Commerce BanCorp

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “- New Commerce Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “- New Commerce Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Supervision and Regulation - New Commerce Bank

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

        Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

        Enforcement Powers  - The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        The common stock of New Commerce BanCorp is quoted on the OTC Bulletin Board under the symbol “NCBS.OB”.

        As of February 3, 2004, New Commerce BanCorp had 1,000,000 shares outstanding and 416 shareholders of record (does not include the number of persons or entities that hold stock in nominee or “street” name). To date, the company has not repurchased any shares if its stock.

        To date, the Company has not paid cash dividends on its common stock and currently has no plans to do so in the future. The ability of the Company to pay cash dividends is dependent upon receiving cash dividends from the Bank. However, South Carolina and federal banking regulations restrict the amount of cash dividends that can be paid to the Company from the Bank. See “Dividends” in the section entitled “Supervision and Regulation – New Commerce Bank”.

        The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	2004		2003
	High	Low	High	Low
First quarter	$11.65	$ 9.95	$ 9.35	$ 9.15
Second quarter	$11.25	$10.00	$ 9.31	$ 9.17
Third quarter	$10.25	$10.05	$ 9.50	$ 9.31
Fourth quarter	$17.66	$10.20	$10.35	$ 9.40

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Financial Highlights

The following table sets forth certain selected financial data concerning New Commerce BanCorp and subsidiary as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information should be read in conjunction with the consolidated financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. (Dollar amounts are in thousands, except per share data.)

	2004	2003	2002	2001	2000

Summary of Operations:
Net interest income	$2,975	$2,259	$1,971	$1,638	$1,205
Provision for loan losses	1,078	272	110	118	116
Non-interest income	532	647	408	243	115
Non-interest expense	3,130	2,498	2,207	2,046	1,690

Income (loss) before income tax provision
(benefit)	(701)	136	62	(283)	(486)
Income tax provision (benefit)	(263)	50	24	(95)	(148)

Net income (loss)	$(438)	$86	$38	$(188)	$(338)

Per Share Data:
Basic earnings (loss) per share	$(0.44)	$0.09	$0.04	$(0.19)	$(0.34)
Diluted earnings (loss) per share	(0.44)	0.08	0.04	(0.19)	(0.34)
Book value per share of common stock	8.20	8.67	8.84	8.76	8.81

Balance Sheet Data:
Total assets	$96,435	$85,044	$63,633	$51,631	$40,278
Federal funds sold	6,008	5,614	3,342	1,026	-
Investment securities	15,575	14,140	14,023	15,690	13,620
Net loans	67,457	57,318	37,938	28,542	19,193
Total earning assets	90,729	78,230	56,282	45,966	33,380
Deposits	80,502	71,876	47,522	37,564	31,168
Federal Home Loan Bank advances	6,750	3,750	4,725	-	-
Other short-term borrowings	-	-	-	4,854	100
Shareholders' equity	8,196	8,669	8,839	8,758	8,808

Other Data:
Return on assets	(0.49)%	0.12%	0.07%	(0.41)%	(1.00)%
Return on equity	(5.19)	0.98	0.43	(2.14)	(3.79)
Net interest margin	3.61	3.61	4.06	4.13	4.41
Gross loans to deposits - average	86.04	87.30	81.08	70.31	67.20
Allowance for loan losses to loans	1.33	1.25	1.28	1.40	1.50
Net charge-offs to average loans	1.41	0.08	0.07	0.02	0.12
Nonperforming assets	0.57	0.92	0.00	0.00	0.00
Shareholders' equity to total assets
(average)	9.47	12.72	16.03	18.92	26.27
Shareholders' equity to total assets (year
end)	8.50	10.19	13.89	16.96	21.87
Capital ratios (Bank only):
Tier 1 risk-based capital	9.93	10.50	14.47	17.47	26.30
Total risk-based capital	11.10	11.56	15.47	18.47	27.36
Leverage ratio	8.36	9.44	11.85	14.71	19.52

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of New Commerce BanCorp and subsidiary. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information included in this report.

OVERVIEW

New Commerce BanCorp was incorporated in South Carolina on July 22, 1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of New Commerce Bank, a nationally chartered commercial bank. New Commerce Bank conducts a general banking business in the Golden Strip area of Greenville, South Carolina. The bank currently has two full-service offices and provides banking services to individuals and businesses, including accepting demand and time deposits and making commercial and consumer loans.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management. These judgments have a material impact on the carrying value of certain assets and liabilities. Management judgments and assumptions are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of these judgments, actual results could differ and could have a material impact on the carrying values of assets and liabilities and the results of operations. We believe that the allowance for loan losses methodology represents a significant accounting policy, which requires the most critical judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the “Results of Operations – Provision for Loan Losses” as well as the “Balance Sheet Review – Loans and Allowance for Loan Losses” discussions below.

OFF-BALANCE SHEET RISK

In the ordinary course of business, we are a party to various contractual commitments not reflected on our balance sheet. These instruments represent unfunded commitments, not outstanding balances. Therefore, the risk associated with these financial instruments is referred to as “off-balance sheet risk.” Financial instruments with off-balance sheet risk that we have outstanding consist of (1) commitments to extend credit and (2) standby letters of credit. Both involve elements of credit and interest rate risk not reflected on the balance sheet. We use the same credit and collateral policies in making these commitments as we do for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of our commitments have predetermined interest rates and fixed expiration dates. At December 31, 2004, our commitments to extend credit totaled approximately $13.6 million and represented the unfunded portion of equity, working capital and general lines of credit. The unfunded portions have the same contractual terms reflected in the original note and security agreement. At December 31, 2004, approximately 45% of our total commitments had expiration dates of one year or less, approximately 20% had expiration dates of one to five years, and approximately 35% had expiration dates of greater then five years. The majority of the commitments expiring after five years represented available balances on equity lines of credit.

At December 31, 2004, our outstanding standby letters of credit totaled approximately $546,000 with expiration dates of one year or less. These letters of credit are assurances to third parties that they will not incur a loss if our customer fails to meet its contractual obligation. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in “Liquidity and Capital Resources” below, we believe that we have adequate sources of liquidity to meet these obligations should the need arise. We are not involved in any other off-balance sheet contractual relationships or transactions, which could result in liquidity needs or impact earnings significantly nor do we have unconsolidated related entities.

RESULTS OF OPERATIONS

Overview

The net loss for the year ended December 31, 2004 was $438,265, or $0.44 per diluted share, compared to net income of $85,794, or $0.08 per diluted share, for the year ended December 31, 2003. This was a $524,059, or $0.52 per diluted share, decline in net income and diluted earnings per share, respectively, from the prior year. This decrease in our earnings resulted primarily from an increase in the provision for loan losses resulting from loan charge-offs and an increase in non-interest expenses offset partially by an increase in net interest income.

Net income for the year ended December 31, 2003 was $85,794, or $0.08 per diluted share, compared to net income of $37,528, or $0.04 per diluted share, for the year ended December 31, 2002. This was a $48,266, or $0.04 per diluted share, improvement in the net income and diluted earnings per share, respectively, over the prior year. This improvement in our earnings resulted primarily from an increase in the volume of earning assets and an increase in non-interest income. These factors which increased earnings were offset partially by a decrease in our net interest margin.

Net Interest Income

The largest component of our income is net interest income, the difference between the income earned on assets and the interest expense on deposits and borrowings used to support such assets. Net interest margin is determined by dividing the annual net interest income by average earning assets.

For the year ended December 31, 2004, net interest income was $2.98 million, which represented a 32% increase from $2.26 million earned in the year ended December 31, 2003. The improvement in 2004 was attributable principally to an increase in the volume of earning assets, particularly in loans, and a decrease in the rate paid on our interest-bearing liabilities. The increase in the volume of earning assets was offset partially by an increase in the volume of interest-bearing liabilities, as well as a decrease in the yield on our earning assets. Net interest margin was 3.61% for 2004 and 2003.

For the year ended December 31, 2003 net interest income was $2.26 million, which represented a 15% increase from $1.97 million earned in the year ended December 31, 2002. The improvement in 2003 was attributable principally to an increase in the volume of earning assets, particularly in loans, and a decrease in the rate paid on our interest-bearing liabilities. The increase in the volume of earning assets was offset partially by an increase in the volume of interest-bearing liabilities, as well as a decrease in the yield on our earning assets. Net interest margin for 2003 was 3.61% compared to 4.06% in 2002.

See further details of the changes in and components of net interest income following under the headings: “Interest Income,” “Interest Expense,” “Average Balances, Yields, and Rates,” and “Rate/Volume Analysis.”

Interest Income

Interest income totaled $4.26 million in 2004 compared to $3.28 million in 2003, an increase of 30%. This increase resulted from the net effect of increased outstanding balances and a decrease in the yield of earning assets. Average earning assets were $82.4 million for 2004, with an average yield of 5.17%. In 2003, average earning assets and average yield were $62.5 million and 5.24%, respectively.

Loan interest income for the year ended December 31, 2004 totaled $3.47 million, compared to $2.58 million in 2003. The annualized average yield on loans was 5.45% in 2004, compared to 5.40% in 2003. The increase in yield in 2004 as compared to 2003 is primarily the result of the impact of increases in prime rate in 2004 on our variable rate loan portfolio. Average balances of loans increased to $63.6 million during the year ended December 31, 2004, an increase of $15.8 million over the average of $47.8 million during the year ended December 31, 2003.

Interest earned on investment securities amounted to $732,827 in 2004 as compared to $655,917 earned in 2003, an increase of $76,910. The increase resulted from an increase in the amount of investment securities held on average during 2004 offset partially by a decrease in their average yield. The average balance of investment securities was $15.5 million in 2004, an increase of $2.9 million from the average balance of $12.6 million in 2003. Investment securities yielded 4.72% during the year ended December 31, 2004, compared to 5.20% during the previous year. This difference principally was the result of purchases of securities in 2004 that had a lower yield than the average yield on the other securities held in the portfolio.

Interest income totaled $3.28 million in 2003 compared to $2.97 million in 2002, an increase of 10%. This increase resulted from the net effect of increased outstanding balances and a decrease in the yield of earning assets. Average earning assets were $62.5 million for 2003, with an average yield of 5.24%. In 2002, average earning assets and average yield were $48.5 million and 6.12%, respectively.

Loan interest income for the year ended December 31, 2003 totaled $2.6 million, compared to $2.1 million in 2002. The annualized average yield on loans was 5.40% in 2003, compared to 6.32% in 2002. The decrease in yield in 2003 as compared to 2002 is primarily the result of the impact of decreases in prime rate in 2003 and late 2002 on our variable rate loan portfolio. In addition, our variable rate loan portfolio increased to 76% of total loans at December 31, 2003 as compared to 72% at December 31, 2002. Due to the lower interest-rate risk inherent in variable-rate loans, their yield was on average less than that of fixed-rate loans. Turnover in our fixed rate portfolio also contributed to the decrease in yield, as the yield on fixed rate loans in 2003 reflected the decreases in interest rates in 2001, 2002, and 2003. Average balances of loans increased to $47.8 million during the year ended December 31, 2003, an increase of $15.3 million over the average of $32.5 million during the year ended December 31, 2002. The increase in average balances offset the impact of the decrease in yield on interest income.

Interest earned on investment securities amounted to $655,917 in 2003 as compared to $876,674 earned in 2002, a decrease of $220,757. The decrease resulted from a decrease in the amount of investment securities held on average during 2003 as well as a decrease in their average yield. The average balance of investment securities was $12.6 million in 2003, a decrease of $1.8 million from the average balance of $14.4 million in 2002. Investment securities yielded 5.20% during the year ended December 31, 2003, compared to 6.09% during the previous year. This difference resulted from the effect of sales of securities held in the portfolio during 2003 and 2002 that had a higher yield than the average yield on the balance of the portfolio. In some cases, new securities with lower yields were purchased with proceeds of the sales. Also, accelerated principal repayments on mortgage-related securities resulted in the lowering of our yield on investment securities as the proceeds of the repayments were reinvested at lower rates. Further, accelerated principal repayments on mortgage-related securities accelerated the amortization of purchase premiums, which in turn lowered their yields. The accelerated principal repayments on mortgage-related securities are largely the result of the refinancing of the underlying mortgages due to the lower prevailing mortgage interest rates at the time. See “Non-Interest Income” for further discussion of sales of investment securities.

Interest Expense

Interest expense totaled $1.28 million in 2004 compared to $1.02 million in 2003. This increase resulted from the effect of increased outstanding balances of interest-bearing liabilities, offset partially by a decrease in their average cost. Average interest-bearing liabilities were $69.3 million with an average cost of 1.85% in 2004, compared to $52.4 million and 1.94%, respectively in 2003.

Interest expense on deposits totaled $1,089,478 in 2004 compared to $881,887 in 2003. Average interest-bearing deposits were $63.5 million with an average cost of 1.72% in 2004, compared to $47.8 million and 1.85%, respectively in 2003. Although market interest rates increased in 2004, the impact of the market rate increases were not fully reflected in our average cost of deposits in 2004. This is due to the lagging effect of certificates of deposits which reprice at market rates as they mature according to their contractual terms.

Interest expense totaled $1.02 million in 2003 and $1.00 million in 2002. There was an increase in outstanding balances of interest-bearing liabilities. However, the impact of the increased balances on interest expense was almost entirely offset by a decrease in their average cost. Average interest-bearing liabilities were $52.4 million with an average cost of 1.94% in 2003, compared to $40.7 million and 2.45%, respectively in 2002.

Interest expense on deposits totaled $881,887 in 2003 compared to $861,469 in 2002. Average interest-bearing deposits were $47.8 million with an average cost of 1.85% in 2003, compared to $35.3 million and 2.44%, respectively in 2002. The decrease in cost resulted from decreases in rates paid on all accounts due to the continued declining interest rate environment of 2003.

Average Balances, Yields and Rates

The following table presents average earning assets and interest-bearing liabilities, net interest income and margin, and weighted average yields and rates on earning assets and interest-bearing liabilities for the years ended December 31, 2004 and 2003. Yields and rates are derived by dividing annual income or expense by the average balance of the corresponding asset or liability.

	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans	$63,596,221	$3,466,529	5.45%	$47,767,812	$2,580,516	5.40%
Investment securities	15,535,775	732,827	4.72	12,624,654	655,917	5.20
Federal funds sold	2,712,739	35,264	1.30	1,664,244	18,873	1.13
FHLB and FRB stock	528,282	23,713	4.49	452,749	21,304	4.71

Total interest-earning assets	82,373,017	4,258,333	5.17	62,509,459	3,276,610	5.24

Non-earning assets	6,699,562			6,324,864

Total assets	$89,072,579			$68,834,323

Interest-bearing liabilities:
Deposits:
Interest checking	$4,313,278	24,531	0.57	$3,718,767	25,573	0.69
Savings accounts	896,440	4,460	0.50	789,165	4,827	0.61
Money market accounts	12,687,146	180,566	1.42	13,135,058	165,472	1.26
Time deposits	45,594,896	879,921	1.93	30,133,862	686,015	2.28
FHLB advances	5,615,437	189,199	3.37	4,219,589	129,883	3.08
Federal funds purchased	194,945	4,350	2.23	394,338	5,915	1.50

Total interest-bearing liabilities	69,302,142	1,283,027	1.85	52,390,779	1,017,685	1.94

Non-interest-bearing liabilities	11,080,418			7,658,171

Total liabilities	$80,382,560			$60,048,950

Net interest income and margin		$2,975,306	3.61%		$2,258,925	3.61%

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table shows the effects which changes in the levels of earning assets and interest-bearing liabilities and associated yields and rates had on interest income and interest expense for 2004 and 2003. Information is provided with respect to: (i) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (ii) effects attributable to changes in volume (changes in volume multiplied by prior rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2004 compared to 2003			2003 compared to 2002

	Net Change			Net Change
	in Interest			in Interest
	Income/	Attributable to:		Income/	Attributable to:
	Expense	Volume	Rate	Expense	Volume	Rate
Earning assets:
Loans	$886,013	$858,932	$27,081	$525,107	$892,857	$(367,750)
Investment securities	76,910	144,283	(67,373)	(220,757)	(99,402)	(121,355)
Federal funds sold	16,391	12,760	3,631	5,239	5,192	47
FHLB and FRB stock	2,409	3,472	(1,063)	(1,172)	4,268	(5,440)

Total earning assets	981,723	1,019,447	(37,724)	308,417	802,915	(494,498)

Interest-bearing liabilities:
Deposits:
Interest checking	(1,042)	3,735	(4,777)	(4,879)	5,253	(10,132)
Savings accounts	(367)	595	(962)	(1,751)	2,544	(4,295)
Money market accounts	15,094	(6,009)	21,103	(56,181)	(1,392)	(54,789)
Time deposits	193,906	325,178	(131,272)	83,229	322,084	(238,855)
Repurchase agreements	-	-	-	(69,929)	(34,965)	(34,964)
FHLB advances	59,316	44,998	14,318	76,167	72,497	3,670
Federal funds purchased	(1,565)	(3,720)	2,155	(6,587)	(3,564)	(3,023)

Total interest-bearing
liabilities	265,342	364,777	(99,435)	20,069	362,457	(342,388)

Net interest income	$716,381	$654,670	$61,711	$288,348	$440,458	$(152,110)

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe to be necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance. The provision for loan losses was $1,077,734, $271,632, and $110,093 for the years ended December 31, 2004, 2003 and 2002, respectively. See “Balance Sheet Review – Loans and Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the year ended December 31, 2004 was $532,356, a decrease of $114,662, or 18% compared to $647,018 in 2003. The principal component of this decrease is the decrease in gain on sale of securities which was $16,400 in 2004 compared to $125,261 in 2003, a decrease of $108,861 over the prior year. The decrease was because there was less volume of securities transactions in 2004. We sell securities from time to time for various reasons including liquidity needs, changes in credit quality, and market valuation factors.

Non-interest income for the year ended December 31, 2003 was $647,018, an increase of $238,606, or 58% compared to $408,412 in 2002. The largest component of this increase was the increase in service charges on deposit accounts which was $243,740 in 2003 compared to $130,953 in 2002, an increase of $112,787. This increase was the result of increased deposit account fees associated with the growth in deposit accounts and fee income attributable to the implementation of an overdraft protection product on our checking accounts during 2003. Mortgage brokerage income was $220,283 in 2003 compared to $142,267 in 2002, an increase of $78,016. This increase was indicative of the refinancing and purchase money activity associated with the continued declining interest rate environment that existed in much of 2003. Gain on sale of investments was $125,261 in 2003 compared to $87,826 in 2002, an increase of $37,435 over the prior year.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2004 was $3,130,693, compared to $2,498,519 in the previous year. The largest component of this increase of $632,174, or 25%, was in salaries and benefits which is the largest component of non-interest expense. Salaries and benefits increased by $337,229 to $1,691,901 in 2004 from $1,354,672 in 2003. This increase is principally the result of the hiring of a senior credit officer, an additional commercial lender and other additional staff since the prior year. Additionally, in connection with the signing of the merger agreement (discussed earlier), there were bonuses to the company’s chief executive officer and chief financial officer paid or accrued in the aggregate amount of $120,000 in 2004. Data processing increased by $63,356 to $256,290 in 2004 from $192,934 in 2003 as the result of enhancements to the company’s computer system. Marketing increased by $48,612 to $128,983 in 2004 from $80,371 in 2003. This increase is the result of the retention of a new marketing firm in 2004 who assisted us in developing advertising programs. Other expense increased by $134,661 to $509,053 in 2004 from $374,392 in 2003, which was due principally to expenses of approximately $120,000 in 2004 for legal and financial advisory services related to the pending merger.

Non-interest expense for the year ended December 31, 2003 was $2,498,519, compared to $2,206,868 in the previous year. The largest component of this increase of $291,651, or 13%, was in salaries and benefits which is the largest component of non-interest expense. Salaries and benefits increased by $139,226 to $1,354,672 in 2003 from $1,215,446 in 2002. This increase is the result of annual raises and the hiring of additional staff since the prior year as well as an increase in commissions paid on mortgage loan originations in 2003 due to increased mortgage origination income as previously discussed. Marketing increased by $44,322 to $80,371 in 2003 from $36,049 in 2002. This increase is the result of the retention of a marketing consultant in 2003 to assist us in developing new marketing material and several print media and direct mail marketing campaigns. Other expense increased by $53,871 to $374,392 in 2003 from $320,521 in 2002, which was due principally to expenses related to start-up costs, administrative costs, and losses associated with the overdraft protection product implemented in 2003, increased accounting and auditing expenses, and other increases associated with the growth of the Company.

BALANCE SHEET REVIEW

At December 31, 2004, assets totaled $96.4 million, an increase of $11.4 million, or 13% from $85.0 million at December 31, 2003. The increase was comprised principally of an increase in net loans, and to a lesser extent, federal funds sold and investment securities. Total liabilities increased by $11.9 million, or 16%, to $88.2 million at December 31, 2004 from $76.4 million at December 31, 2003. The increase in liabilities was comprised primarily of an increase in deposits and to a lesser extent, advances from the Federal Home Loan Bank.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and due from banks and federal funds sold. These are short-term, highly liquid balances that are used to fund operations, including projected funding of loans. These balances totaled $7.4 million at December 31, 2004 as compared to $8.2 million at December 31, 2003.

Investment Securities

At December 31, 2004, investment securities totaled $15.6 million and represented 17% of earning assets compared to a total of $14.1 million or 18% of earning assets at December 31, 2003. We invest primarily in U.S. Government agency securities, government-sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Contractual maturities and yields on our investment securities at December 31, 2004 and 2003 are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One		After Five
	Within		but Within		but Within		After
Security Type	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
December 31, 2004:
Federal agency	$-	-%	$1,491,010	3.87%	$-	-%	$-	-%
Mortgage-backed	1,356,532	4.25	4,137,407	4.29	2,884,194	4.46	2,100,663	4.71
Collateralized mortgage
obligations	197,606	4.25	871,026	4.09	235,690	4.06	-	-
Corporate	1,297,620	7.13	1,002,649	6.65	-	-	-	-

Total	$2,851,758		$7,502,092		$3,119,884		$2,100,663

December 31, 2003:
Federal agency	$-	-%	$1,488,315	3.41%	$-	-%	$-	-%
Mortgage-backed	1,047,831	5.29	3,372,339	4.13	2,584,045	4.05	1,830,215	4.17
Collateralized mortgage
obligations	88,210	4.29	591,852	4.28	283,370	4.28	-	-
Corporate	-	-	2,297,419	6.92	-	-	500,000	9.00

Total	$1,136,041		$7,749,925		$2,867,415		$2,330,215

In June 2004, we sold most of our held-to-maturity securities to obtain cash for a capital contribution to our bank. As a result of the sale of these securities, as required by accounting standards, we reassessed our intention to hold the only other investment security classified as held-to-maturity and we transferred that security to the available-for-sale category. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer. We reported the unrealized holding loss (net of applicable income taxes) on the date of transfer in other comprehensive income. This security was sold in October 2004 for $500,000.

The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). No ready market exists for these stocks and they have no quoted market values. However, redemptions of these stocks historically have been at par value, therefore they are carried at cost. These stocks generally are pledged against any borrowings from these institutions. These investments are shown on the balance sheet in separate captions.

Loans and Allowance for Loan Losses

Outstanding loans represent the largest component of earning assets. At December 31, 2004 outstanding loans totaled $68.5 million, an increase of $10.3 million, or 18%, over the $58.1 million reported at December 31, 2003. Outstanding loans represented 75% and 74% of total earning assets, at December 31, 2004 and 2003, respectively.

The following table summarizes the composition of the loan portfolio at December 31, 2004 and 2003.

	2004		2003
	Amount	Percent	Amount	Percent
Commercial	$10,988,430	16.1%	$10,839,018	18.7%
Real estate - construction	6,786,567	9.9	1,808,757	3.1
Real estate - mortgage	42,153,041	61.5	37,552,982	64.6
Consumer	8,525,652	12.5	7,904,374	13.6

Total loans	68,453,690	100.0%	58,105,131	100.0%

Allowance for loan losses	(912,000)		(725,527)
Deferred loan costs, net	(84,619)		(61,438)

Net loans	$67,457,071		$57,318,166

There are risks inherent in making loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and risks resulting from uncertainties about the future value of collateral on loans. To address these risks, we have developed policies and procedures to identify and evaluate the overall quality of our credit portfolio and the timely identification of potentially problem loans.

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

As discussed in “Results of Operations – Provision for Loan Losses,” the loan loss provision for the year ended December 31, 2004 was $1,077,734 as compared to $271,632 for the year ended December 31, 2003, an increase of $806,102. The principal component of the increase was provision made for loan losses in the amount of $700,000 in the third quarter of 2004 related to an aggregate principal balance of approximately $1.3 million of loans to two commercial borrowers secured by real estate, inventory and accounts receivable which were determined to have become impaired. As of September 30, 2004, approximately $810,000 of the principal balance of these loans was written off to the allowance for loan losses.

Generally, loans are placed on non-accrual status when they become 90 days past due, or when management believes that the borrower’s financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on non-accrual status. Payments of interest on these loans are recognized when received.

The following is an analysis of non-performing loans at December 31, 2004 and 2003.

	2004	2003

Non-accrual loans:
Commercial	$-	$72,100
Real estate - mortgage	390,040	464,000

Total non-accrual loans	$390,040	$536,100

The non-accrual loans identified above are included in the total of our classified loans. The total of classified loans at December 31, 2004 and 2003 were $5,874,300 and $1,098,200, respectively. We are not aware of any other potentially problem loans beyond the loans included in the total of our classified loans.

Below is an analysis of the allowance for loan losses for the years ended December 31, 2004 and 2003.

	2004	2003
Allowance for loan losses, beginning of year	$725,527	$492,000
Provision for loan losses	1,077,734	271,632
Charge-offs:
Consumer loans	-	(5,349)
Commercial loans	(785,366)	-
Real estate - mortgage	(141,523)	(32,756)

Total charge-offs	(926,889)	(38,105)

Recoveries:
Commercial loans	8,277	-
Real estate - mortgage	27,351	-

Total recoveries	35,628	-

Net charge offs	(891,261)	(38,105)

Allowance for loan losses, end of year	$912,000	$725,527

Allowance for loan losses to loans outstanding	1.33%	1.25%

Net charge-offs to average loans	1.41%	0.08%

The following table allocates the allowance for loan losses by loan category at December 31, 2004 and 2003. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2004		2003
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Commercial	$192,276	21.1%	$234,104	18.7%
Real estate - construction	96,213	10.5	21,700	3.1
Real estate - mortgage	586,249	64.3	429,924	64.6
Consumer	37,262	4.1	39,799	13.6

Total allowance for loan losses	$912,000	100.0%	$725,527	100.0%

There was no other real estate owned or repossessed collateral at December 31, 2004 and 2003.

The following table summarizes loan maturities, by type, at December 31, 2004 and 2003. The information in the table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewals of such loans are subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below depending on prime rate movement and because borrowers have the right to prepay obligations with or without prepayment penalties.

		After One
	One Year	but Within	After
	or Less	Five Years	Five Years	Total
December 31, 2004:
Commercial	$5,596,319	$4,016,654	$1,375,457	$10,988,430
Real estate - construction	4,488,193	1,624,647	673,727	6,786,567
Real estate - mortgage	9,138,737	31,156,112	1,858,192	42,153,041
Consumer	734,311	1,530,290	6,261,051	8,525,652

Total loans	$19,957,560	$38,327,703	$10,168,427	$68,453,690

Loans maturing after one year with:
Fixed interest rates				$13,284,887

Floating interest rates				$35,211,243

December 31, 2003:
Commercial	$6,305,010	$3,115,169	$1,418,839	$10,839,018
Real estate - construction	756,445	1,052,312	--	1,808,757
Real estate - mortgage	8,156,834	28,812,270	583,878	37,552,982
Consumer	1,184,357	1,374,376	5,345,641	7,904,374

Total loans	$16,402,646	$34,354,127	$7,348,358	$58,105,131

Loans maturing after one year with:
Fixed interest rates				$10,109,267

Floating interest rates				$31,593,218

Deposits

Deposits are our primary source of funds for loans and investments. Total deposits were $80.5 million at December 31, 2004, an increase of $8.6 million, or 12%, over the $71.9 million reported at December 31, 2003. The following is a table of deposits by category at December 31, 2004 and 2003.

	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
Non-interest bearing	$11,038,297	13.7%	$12,117,998	16.9%
Interest bearing checking	4,727,892	5.9	4,650,485	6.5
Money market	16,446,820	20.4	13,254,094	18.4
Savings	958,610	1.2	931,551	1.3
Time deposits less than $100,000	12,971,003	16.1	12,640,640	17.6
Time deposits of $100,000 or more	34,358,978	42.7	28,281,187	39.3

Total deposits	$80,501,600	100.0%	$71,875,955	100.0%

Core deposits, which consist of local demand deposits and time deposits of less than $100,000, provide a relatively stable funding source for our lending and investing activities. Our core deposits totaled $42.7 million, or 53% of total deposits, at December 31, 2004 compared to $39.9 million, or 55% of total deposits, at December 31, 2003. Time deposit balances over $100,000 and deposits obtained from outside the market area are not considered core deposits because their retention can be expected to be heavily influenced by rates offered at renewal. At December 31, 2004, the total of deposits outside of the bank’s primary market totaled $28.6 million. Due to the developed national market for certificates of deposit, we anticipate being able to either renew or replace the deposits obtained outside of the market area when they mature, however, no assurance can be given that we will be able to replace these deposits with the same terms.

The maturity distribution of our time deposits of $100,000 or more at December 31, 2004 is shown in the following table.

Three months or less	$18,354,733
Over three through six months	13,284,083
Over six through twelve months	1,995,066
Over twelve months	725,096

Total	$34,358,978

Other Borrowings

We maintain federal funds lines of credit with correspondent banks to meet short-term liquidity needs. Also, as a member of the FHLB, we have access to borrowings through various FHLB programs. At December 31, 2004 and 2003, there were no short-term borrowings outstanding. At December 31, 2004, there were $6.7 million of FHLB advances outstanding at fixed rates of 2.44% — 3.78% (with a weighted average rate of 3.41%) having maturities ranging from approximately 8 months to 53 months. One of the advances (with an outstanding balance of $3.0 million) is convertible at the option of the FHLB to three-month LIBOR if three-month LIBOR exceeds 7% in the five business days preceding May 30, 2006. There were investment securities with a market value of approximately $7.8 million pledged as collateral on the FHLB advances.

At December 31, 2003, there were $3.8 million of FHLB advances outstanding at fixed rates of 2.65% — 3.78% (with a weighted average rate of 3.22%) having maturities ranging from approximately 8 months to 3 years and there were investment securities with a market value of approximately $5.1 million pledged as collateral. See “Liquidity and Capital Resources” for additional details of our borrowing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

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

At December 31, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, net of drafts outstanding totaled $6.9 million. Investment securities that have not been pledged as security for deposits and other borrowings, classified as available for sale, provide a secondary source of liquidity because they can be converted to cash in a timely manner. These non-pledged securities had a market value of $4.4 million at December 31, 2004. Our ability to raise additional deposits and to borrow funds also serves as an additional liquidity resource. Our regulatory capital ratios are at levels that support continued leveraging through expansion of our deposit base and additional borrowings. We maintain federal funds lines of credit totaling $10.4 million with correspondent banks. Advances under these agreements are unsecured and are limited to terms ranging from 5 to 30 days. These banks have reserved the right to withdraw these lines at their option. We have an approved credit limit of approximately $19.3 million with the FHLB, with $12.5 million unused at December 31, 2004. Further advances from the FHLB are limited to available collateral acceptable to the FHLB which at December 31, 2004 amounted to $12.2 million, consisting of qualifying loans, non-pledged investment securities and FHLB stock.

Until the completion of the merger, we plan to meet our future cash needs through maturities of loans, maturities and cash flows from investment securities, expansion of our deposit base, and other borrowings.

At December 31, 2004, unfunded commitments to extend credit were approximately $13.6 million and outstanding letters of credit were $546,324. No material capital expenditures are planned in 2005.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0 % to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because New Commerce BanCorp has less than $150 million in assets, it currently is not subject to these guidelines. However, New Commerce Bank falls under these rules as set by bank regulatory agencies.

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

The bank exceeded the minimum capital requirements set by the regulatory agencies at December 31, 2004 and 2003. The following is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at December 31, 2004 and 2003.

	2004		2003
	Actual	Minimum	Actual	Minimum
Total capital (to risk-weighted assets)	11.1%	8.0%	11.6%	8.0%
Tier 1 capital (to risk-weighted assets)	9.9	4.0	10.5	4.0
Tier 1 capital (to average assets)	8.4	4.0	9.4	4.0

INTEREST RATE SENSITIVITY

Interest rate sensitivity is defined as the exposure to variability in net interest income resulting from changes in market-based interest rates. Asset/liability management is the process by which we monitor and control the mix, maturities and interest sensitivity of our assets and liabilities. Asset/liability management seeks to ensure adequate liquidity and capital while maintaining an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.

As a part of our measurement of interest rate sensitivity, we use a “gap” analysis, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. However, since interest rates and yields on various interest sensitive assets and liabilities do not all adjust in the same degree when there is a change in prevailing interest rates (such as prime rate), the traditional gap analysis is only a general indicator of rate sensitivity and net interest income volatility. Also, net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities. Therefore, we also contract with a third-party to assist in the preparation of a rate sensitivity model which applies rate sensitivity measures to assets and liabilities that will reprice within one year at assumed upward and downward shifts in prime rate. From our latest analysis, we have estimated that net interest income over a one-year time frame generally would decrease with a decrease in prime rate and increase with an increase in prime rate. The estimates, using a 100 basis point shift in prime rate downward and upward, shows an effect on net interest income of approximately minus $310,000 and plus $263,000, respectively. These numbers are to be taken as general indications only, in that they were derived from a methodology that utilizes numerous assumptions about sensitivities of various assets and liabilities to changes in interest rates. These estimates are used as a guide by management, recognizing that model risk is always present whenever assumptions of the future must be made. Actual results may differ from the estimates should there be changes in interest rates.

Interest sensitivity is monitored and managed by our management and a committee consisting of certain members of management and our board of directors. We believe that the current level of interest sensitivity is acceptable and manageable considering our business plan, capital level and other factors.

The following table presents our gap analysis as of December 31, 2004 and 2003. The difference between rate-sensitive assets and rate sensitive liabilities is shown below as the “period interest-sensitive gap.”

		After Three
	Within	but Within	After One	After
	Three	Twelve	but Within	Five
	Months	Months	Five Years	Years	Total
December 31, 2004:
Earning assets:
Loans, gross	$52,441,131	$1,675,004	$12,237,050	$2,100,505	$68,453,690
Investment securities	1,883,118	2,449,208	6,021,524	5,220,547	15,574,397
Federal funds sold	6,008,171	-	-	-	6,008,171
FHLB and FRB stock	692,450	-	-	-	692,450

Total earning assets	61,024,870	4,124,212	18,258,574	7,321,052	90,728,708

Interest-bearing liabilities:
Deposits:
Interest checking	4,727,892	-	-	-	4,727,892
Savings accounts	958,610	-	-	-	958,610
Money market accounts	16,446,820	-	-	-	16,446,820
Time deposits	23,584,068	19,494,261	4,251,652	-	47,329,981
FHLB advances	-	2,500,000	4,250,000	-	6,750,000

Total interest-bearing liabilities	45,717,390	21,994,261	8,501,652	-	76,213,303

Period interest-sensitive gap	$15,307,480	$(17,870,049)	$9,756,922	$7,321,052	$14,515,405

Cumulative interest-sensitive gap	$15,307,480	$(2,562,569)	$7,194,353	$14,515,405

Ratio of cumulative interest-sensitive
gap to earning assets	16.9%	(2.8)%	7.9%	16.0%

December 31, 2003:
Earning assets:
Loans, gross	$44,244,125	$2,775,033	$10,763,416	$322,557	$58,105,131
Investment securities	1,109,094	1,316,290	6,460,582	5,197,630	14,083,596
Federal funds sold	5,613,657	-	-	-	5,613,657
FHLB and FRB stock	433,150	-	-	-	433,150

Total earning assets	51,400,026	4,091,323	17,223,998	5,520,187	78,235,534

Interest-bearing liabilities:
Deposits:
Interest checking	4,650,485	-	-	-	4,650,485
Savings accounts	931,551	-	-	-	931,551
Money market accounts	13,254,094	-	-	-	13,254,094
Time deposits	15,292,264	20,446,443	5,183,120	-	40,921,827
FHLB advances	-	1,250,000	2,500,000	-	3,750,000

Total interest-bearing liabilities	34,128,394	21,696,443	7,683,120	-	63,507,957

Period interest-sensitive gap	$17,271,632	$(17,605,120)	$9,540,878	$5,520,187	$14,727,577

Cumulative interest-sensitive gap	$17,271,632	$(333,488)	$9,207,390	$14,727,577

Ratio of cumulative interest-sensitive
gap to earning assets	22.1%	(0.4)%	11.8%	18.8%

IMPACT OF INFLATION

The assets and liabilities of financial institutions such as ours are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those, which may result from inflation.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting standards and pronouncements of a recent nature are discussed in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies. Other accounting standards that have been issued or proposed by authoritative standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Commerce BanCorp and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of New Commerce BanCorp and Subsidiary (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Commerce BanCorp and Subsidiary at December 31, 2004 and 2003 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Elliott Davis, LLC
Greenville, South Carolina
January 28, 2005

NEW COMMERCE BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets:
Cash and due from banks	$1,394,040	$2,605,113
Federal funds sold	6,008,171	5,613,657

Total cash and cash equivalents	7,402,211	8,218,770

Investment securities, available for sale	15,574,682	13,180,671
Investment securities, held to maturity (fair value of $987,890)	-	959,035
Federal Reserve Bank stock	220,650	220,650
Federal Home Loan Bank stock	471,800	212,500
Loans, net	67,457,071	57,318,166
Property and equipment, net	4,163,713	4,200,681
Accrued interest receivable	349,877	301,723
Other assets	795,484	431,932

Total assets	$96,435,488	$85,044,128

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$80,501,600	$71,875,955
Advances from Federal Home Loan Bank	6,750,000	3,750,000
Drafts outstanding	527,661	439,704
Other liabilities	460,292	309,102

Total liabilities	88,239,553	76,374,761

Shareholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding	10,000	10,000
Additional paid-in capital	9,741,658	9,741,658
Accumulated deficit	(1,555,903)	(1,117,638)
Accumulated other comprehensive income	180	35,347

Total shareholders' equity	8,195,935	8,669,367

Total liabilities and shareholders' equity	$96,435,488	$85,044,128

See accompanying notes to consolidated financial statements.

NEW COMMERCE BANCORP AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest Income:
Interest and fees on loans	$3,466,529	$2,580,516	$2,055,409
Investment securities	756,540	677,221	899,150
Federal funds sold	35,264	18,873	13,634

Total interest income	4,258,333	3,276,610	2,968,193

Interest Expense:
Deposits	1,089,478	881,887	861,469
Securities sold under agreements to repurchase	-	-	69,929
Advances from Federal Home Loan Bank	189,199	129,883	53,716
Federal funds purchased	4,350	5,915	12,502

Total interest expense	1,283,027	1,017,685	997,616

Net Interest Income	2,975,306	2,258,925	1,970,577

Provision for Loan Losses	1,077,734	271,632	110,093

Net Interest Income After Provision for Loan Losses	1,897,572	1,987,293	1,860,484

Non-Interest Income:
Service fees on deposit accounts	254,048	243,740	130,953
Mortgage brokerage income	180,288	220,283	142,267
Gain on sale of investment securities	16,400	125,261	87,826
Other	81,620	57,734	47,366

Total non-interest income	532,356	647,018	408,412

Non-Interest Expense:
Salaries and benefits	1,691,901	1,354,672	1,215,446
Occupancy, furniture and equipment	425,867	388,550	355,956
Data processing	256,290	192,934	184,876
Marketing	128,983	80,371	36,049
Printing, supplies and postage	118,599	107,600	94,020
Other operating	509,053	374,392	320,521

Total non-interest expense	3,130,693	2,498,519	2,206,868

Income (Loss) Before Income Taxes	(700,765)	135,792	62,028

Income Tax Provision (Benefit)	(262,500)	49,998	24,500

Net Income (Loss)	$(438,265)	$85,794	$37,528

Basic Earnings (Loss) per Share	$(0.44)	$0.09	$0.04

Diluted Earnings (Loss) per Share	$(0.44)	$0.08	$0.04

Weighted Average Shares Outstanding - Basic	1,000,000	1,000,000	1,000,000

Weighted Average Shares Outstanding - Diluted	1,000,000	1,018,961	1,014,473

See accompanying notes to consolidated financial statements.

NEW COMMERCE BANCORP AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other Com-	Total
			Additional		prehensive	Share-
	Common Stock		Paid-in	Accumulated	Income	holder's
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance, December 31, 2001	1,000,000	$10,000	$9,741,658	(1,240,960)	$247,494	$8,758,192

Net income	-	-	-	37,528	-	37,528
Other comprehensive income,
net of tax:
Unrealized gains on securities
available for sale, net of tax
effect of $76,135	-	-	-	-	98,715	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $32,496	-	-	-	-	(55,330)	-

Other comprehensive income					43,385	43,385

Comprehensive income	-	-	-	-	-	80,913

Balance, December 31, 2002	1,000,000	10,000	9,741,658	(1,203,432)	290,879	8,839,105

Net income	-	-	-	85,794	-	85,794
Other comprehensive income,
net of tax:
Unrealized losses on securities
available for sale, net of tax
effect of $103,728	-	-	-	-	(176,618)	-
Reclassification of net gain on
securities available for sale
included in net income, net of
tax effect of $46,347	-	-	-	-	(78,914)	-

Other comprehensive loss					(255,532)	(255,532)

Comprehensive loss	-	-	-	-	-	(169,738)

Balance, December 31, 2003	1,000,000	10,000	9,741,658	(1,117,638)	35,347	8,669,367

Net loss	-	-	-	(438,265)	-	(438,265)
Other comprehensive income,
net of tax:
Unrealized losses on securities
available for sale, net of tax
effect of $20,654	-	-	-	-	(35,167)	(35,167)

Comprehensive loss	-	-	-	-	-	(473,432)

Balance, December 31, 2004	1,000,000	$10,000	$9,741,658	$(1,555,903)	$180	$8,195,935

See accompanying notes to consolidated financial statements.

NEW COMMERCE BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating Activities:
Net income (loss)	$(438,265)	$85,794	$37,528
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	1,077,734	271,632	110,093
Deferred income tax provision (benefit)	(280,045)	40,626	22,800
Depreciation and amortization	225,763	199,459	123,305
Gain on sale of investment securities available for sale	-	(125,261)	(87,826)
Gain on sale of investment securities held to maturity	(16,400)	-	-
Loss on disposal of property and equipment	-	-	22,269
(Increase) decrease in other assets	(29,007)	(31,260)	44,600
Increase (decrease) in other liabilities	151,190	51,673	(45,851)

Net cash provided by operating activities	690,970	492,663	226,918

Investing Activities:
Increase in loans, net	(11,298,639)	(19,652,261)	(9,505,467)
Purchase of investment securities available for sale	(4,945,462)	(9,597,326)	(7,842,977)
Purchase of investment securities held to maturity	-	-	(698,688)
Redemption of Federal Reserve Bank stock	-	16,600	-
(Purchase) redemption of Federal Home Loan Bank stock	(259,300)	37,500	(184,600)
Principal payments received on investment securities:
Held to maturity	79,482	344,703	140,989
Available for sale	1,681,451	3,144,369	2,674,051
Proceeds from sale, maturity or call of investment securities
available for sale	1,300,000	5,694,766	7,607,672
Proceeds from sale of investment securities held to maturity	399,209	-	-
Purchase of property and equipment	(177,872)	(150,924)	(50,128)

Net cash used for investing activities	(13,221,131)	(20,162,573)	(7,859,148)

Financing Activities:
Increase in deposits, net	8,625,645	24,353,950	9,958,407
Advances from Federal Home Loan Bank	5,500,000	900,000	5,000,000
Repayment of advances from Federal Home Loan Bank	(2,500,000)	(1,875,000)	(275,000)
Net decrease in securities sold under repurchase agreements	-	-	(4,854,000)
Increase (decrease) in drafts outstanding	87,957	(1,849,856)	2,138,073

Net cash provided by financing activities	11,713,602	21,529,094	11,967,480

Net (Decrease) Increase in Cash and Cash Equivalents	(816,559)	1,859,184	4,335,250

Cash and Cash Equivalents, Beginning of Year	8,218,770	6,359,586	2,024,336

Cash and Cash Equivalents, End of Year	$7,402,211	$8,218,770	$6,359,586

Supplemental Disclosures of Cash Flow Information:
Cash Paid For:
Interest	$1,214,334	$987,040	$993,542

Income Taxes	$6,400	$1,908	$-

Transfer from loans to other real estate owned (other assets)	$82,000	$-	$-

See accompanying notes to consolidated financial statements.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - New Commerce BanCorp (the “Holding Company”), was incorporated under the laws of the State of South Carolina in 1998 for the purpose of operating as a bank holding company for New Commerce Bank (the “Bank”). The Bank provides full commercial banking services to customers and is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Holding Company is subject to the regulation of the Federal Reserve Board.

Basis of Presentation - The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Nature of Operations and Concentrations of Credit Risk - The Company’s principal business activities are conducted through the Bank, which is engaged in the business of accepting demand and time deposits and providing loans to individuals and businesses. The Company’s business is limited primarily to Greenville and adjacent counties in the northwestern area of South Carolina. The Company has a diversified loan portfolio and the borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Disclosure Regarding Segments - The Company reports as one operating segment, as the chief operating decision-maker reviews the results of operations of the Company as a single enterprise.

Cash and Cash Equivalents  - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, short-term interest bearing deposits and federal funds sold. Cash and cash equivalents have an original maturity of three months or less.

Investment Securities -  Investments in debt and equity securities are classified into three categories:

Available for Sale Securities: These are debt and equity securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as a separate component of shareholders’ equity, net of income taxes.

Held to Maturity Securities: These are debt securities which the Company has the intent and ability to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company had no held to maturity securities at December 31, 2004.

Trading Securities: These are debt and equity securities which are bought and held principally for the purpose of selling in the near term. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains or losses on dispositions of investment securities are determined on a trade date basis and are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized or accreted into interest income by a method that approximates a level yield.

The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). No ready market exists for these stocks and they have no quoted market values. However, redemptions of these stocks historically have been at par value, therefore they are carried at cost. These stocks generally are pledged against any borrowings from these institutions.

Loans, Interest, and Fee Income on Loans  - Loans are stated at the principal balance outstanding and reduced by the allowance for loan losses and net deferred loan origination fees. Loan origination fees and certain direct loan origination costs are deferred and the net amount is accreted as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income is recognized over the term of the loan based on the contractual interest rate and the principal balance outstanding.

Loans generally are placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. Interest payments received after a loan is placed in non-accrual status are applied as principal reductions until such time the loan is returned to accrual status. Generally, a loan is returned to accrual status when the loan is brought current and the collectibility of principal and interest no longer is in doubt.

Allowance for Loan Losses  - The Company provides for loan losses using the allowance method. Provisions for loan losses are added to the allowance through charges to operating expenses. Loans which are determined to be uncollectible are charged against the allowance and recoveries on loans previously charged off are added to the allowance. The provision for loan losses is the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risk characteristics of the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

A loan is considered to be impaired when full payment according to the terms of the loan agreement is not probable or when the terms of a loan are modified. The fair value of impaired loans may be determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or value of the underlying collateral if the loan is collateral-dependent. If a loan is determined to be impaired, a portion of the allowance for loan losses is allocated specifically to each impaired loan. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment  - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in income from operations.

Drafts Outstanding - The Company invests any excess funds on a daily basis by depositing the excess in other banks. The amount invested includes amounts outstanding for disbursement checks, and accordingly, outstanding checks are reported as a liability.

Advertising - Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income Taxes - The asset and liability approach is utilized to account for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities, as well as net operating loss carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. A current tax asset or liability is recognized for taxes that are presently payable.

Stock-Based Compensation - The Company has two stock-based employee compensation plans which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all stock options and warrants granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(438,265)	$85,794	$37,528
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related income tax effect	36,855	34,573	30,732

Pro forma net income (loss)	$(475,120)	$51,221	$6,796

Earnings (loss) per share:
Basic as reported	$(0.44)	$0.09	$0.04

Diluted as reported	$(0.44)	$0.08	$0.04

Basic and diluted - pro forma	$(0.48)	$0.05	$0.01

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share  - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares consist solely of dilutive stock options determined by the treasury stock method using the average market price of the shares during the period. Potential common shares for the years ended December 31, 2004, 2003 and 2002 were 0, 18,961, and 14,473, respectively.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on investment securities available for sale and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Reclassifications  - Certain amounts previously reported have been reclassified to conform to the current presentation of these consolidated financial statements. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

Fair Values of Financial Instruments -  The following methods and assumptions were used by the Company in estimating fair values of financial instruments recorded or disclosed in the financial statements.

Cash and Due from Banks: For these short-term instruments, the carrying amounts approximate their fair value.

Federal Funds Sold and Purchased: The carrying amounts of federal funds sold and purchased approximate their fair value due to their short maturities (generally daily maturities).

Investment Securities: Fair values for investment securities are based on quoted market prices, if a market exists. If no market exists, fair values are estimated based upon bids from securities dealers, trading of similar instruments or indices adjusted for known differences in security being valued and the security or index to which it is being compared.

FRB and FHLB Stock: No ready market exists for these stocks and they have no quoted market values. However, redemptions of these stocks historically have been at par value, therefore the cost basis is used as an estimate of their fair values.

Loans: For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities.

Advances from FHLB: Fair values for advances from FHLB are estimated using a discounted cash flow analysis, with interest rates currently being offered for remaining terms of the advances.

Accrued Interest Receivable and Payable and Drafts Outstanding: The carrying amounts of these items approximate their fair values due to the short period to settlement (three months or less).

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-Balance Sheet Instruments: Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The total fair value of such instruments is not material.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could affect these estimates significantly.

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

Other accounting standards that have been issued or proposed by the standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 2 - PENDING MERGER

On December 16, 2004, the Holding Company entered into a merger agreement with SCBT Financial Corporation (“SCBT”), which was amended on January 20, 2005. Under the amended agreement SCBT Interim Corporation, a wholly-owned subsidiary of South Carolina Bank & Trust, N.A, will merge with and into the Holding Company. Immediately thereafter, the Holding Company and the Bank will merge with and into South Carolina Bank & Trust, N.A., a wholly-owned subsidiary of SCBT. Under the Merger Agreement, shareholders of the Holding Company will receive $18.00 per share in cash of common stock. Holders of stock options and warrants will receive a cash payment equal to the spread between $18.00 per share and the exercise price per share of the stock covered by the option or warrant. The boards of directors of both the Holding Company and SCBT have approved the merger agreement. The merger is subject to the approval of the shareholders of the Holding Company, regulatory approvals, and other customary closing conditions. Closing is expected to occur in the second quarter of 2005. There are certain expenses which have been and will be incurred which are not contingent upon the closing of the transaction. These expenses are recognized as incurred and approximately $240,000 of such expenses were charged to earnings in 2004. Certain other expenses will be incurred only upon closing of the transaction, such as obligations under employment contracts, success fees to the Company’s financial advisor, contract termination penalties, etc. As closing has not yet occurred, such expenses have not been recognized in these financial statements.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the FRB. At December 31, 2004 and 2003 these required reserves were met by vault cash.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2004 and 2003 are as follows:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2004
Available for sale:
Federal agency obligations	$1,491,010	$-	$10,443	$1,480,567
Mortgage-backed securities	10,478,795	80,640	131,037	10,428,398
Collateralized mortgage obligations	1,304,322	1,897	16,789	1,289,430
Corporate bonds	2,300,270	76,017	-	2,376,287

Total available for sale	$15,574,397	$158,554	$158,269	$15,574,682

December 31, 2003
Available for sale:
Federal agency obligations	$1,288,951	$856	$462	$1,289,345
Mortgage-backed securities	8,574,759	12,033	131,940	8,454,852
Collateralized mortgage obligations	963,432	608	19,345	944,695
Corporate bonds	2,297,419	194,360	-	2,491,779

Total available for sale	$13,124,561	$207,857	$151,747	$13,180,671

Held to maturity:
Federal agency obligations	$199,362	$7,579	$-	$206,941
Mortgage-backed securities	259,673	24,041	-	283,714
Corporate bonds	500,000	-	2,765	497,235

Total held to maturity	$959,035	$31,620	$2,765	$987,890

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 4 - INVESTMENT SECURITIES (Continued)

At December 31, 2004, there were securities with a fair value of $3.4 million pledged as collateral for public deposits and securities with a fair value of $7.8 million pledged as collateral for FHLB advances.

In 2004, certain held to maturity securities were sold to obtain cash for a capital contribution to the Bank. As a result of the sale of these securities, as required by accounting standards, management reassessed its intention to hold the only other investment security classified as held-to-maturity and transferred that security to the available-for-sale category. The security had a cost basis of $500,000 and a market value of $485,000 at the date of transfer. Subsequent to the transfer, the security was sold for $500,000.

The Company had gross realized gains on sales of investment securities in the amount of $16,400, $125,261, and $87,826 during the years ended December 31, 2004, 2003, and 2002, respectively. There were no realized losses during any period presented herein.

All of the Company’s investments that were in an unrealized loss position at December 31, 2004 have been evaluated and deemed not to be other-than-temporarily impaired under relevant accounting principles. This determination was made by consideration of the nature of the investments and the causal factors of the unrealized losses. In all cases, the principal cause of the decline in market value was due to the increase in market interest rates subsequent to purchase of the securities. The unrealized losses are comprised of nine securities that have had continuous losses of less than 12 months and two securities that have had continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss which exceeded 5% of its amortized cost.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Federal agency obligations	$10,443	$1,480,567	$-	$-	$10,443	$1,480,567
Mortgage-backed securities	24,618	3,795,752	106,419	3,195,052	131,037	6,990,804
Collateralized mortgage
obligations	16,789	911,712	-	-	16,789	911,712

Total	$51,850	$6,188,031	$106,419	$3,195,052	$158,269	$9,383,083

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 5 - LOANS

Loans receivable at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Commercial	$10,988,430	$10,839,018
Real estate - construction	6,786,567	1,808,757
Real estate - mortgage	42,153,041	37,552,982
Consumer	8,525,652	7,904,374

	68,453,690	58,105,131
Less:
Allowance for loan losses	912,000	725,527
Deferred loan fees, net	84,619	61,438

Net loans	$67,457,071	$57,318,166

The changes in the allowance for loan losses consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance, beginning of year	$725,527	$492,000	$405,000
Provision for loan losses	1,077,734	271,632	110,093
Recoveries	35,628	-	-
Loans charged off	(926,889)	(38,105)	(23,093)

Balance, end of year	$912,000	$725,527	$492,000

At December 31, 2004 and 2003, the Company had loans totaling $390,040 and $536,100, respectively, that were in non-accrual status. Interest income that would have been recognized for the years ended December 31, 2004 and 2003 had these non-accrual loans been current in accordance with their contractual terms amounted to $14,075 and $22,003, respectively. The amount of interest included in interest income on such loans for the years ended December 31, 2004 and 2003 was $3,917 and $21,731, respectively. There were no non-accrual loans at December 31, 2002.

Impaired loans at December 2004 and 2003 were as follows:

	2004	2003
Impaired loans:
No valuation allowance required	$390,040	$449,000
Valuation allowance required	88,227	463,036

	$478,267	$912,036

Valuation allowance	$44,114	$168,330

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 5 - LOANS (Continued)

The average recorded investment in impaired loans was $523,363 and $955,496 for the years ended December 31, 2004 and 2003, respectively. Interest income recognized on impaired loans in the years ended December 31, 2004 and 2003 was $6,900 and $34,773, respectively. There were no impaired loans at December 31, 2002.

Certain directors, executive officers and companies with which they are affiliated (collectively referred to as “insiders”) are customers of and have banking transactions with the Bank in the ordinary course of business. Loans to insiders were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

Loan transactions with insiders during the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Balance, beginning of year	$2,951,689	$2,405,706
New loans	762,234	688,905
Less loan payments	836,068	142,922

Balance, end of year	$2,877,855	$2,951,689

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$1,466,997	$1,466,997
Building and improvements	2,477,955	2,477,205
Furniture and equipment	1,047,027	869,904

	4,991,979	4,814,106
Less accumulated depreciation	828,266	613,425

Property and equipment, net	$4,163,713	$4,200,681

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $214,840, $183,063, and $162,918, respectively.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 7 - DEPOSITS

Deposit accounts at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Non-interest bearing deposits	$11,038,297	$12,117,998
Interest bearing deposits:
Interest checking	4,727,892	4,650,485
Money market	16,446,820	13,254,094
Savings	958,610	931,551
Time, less than $100,000	12,971,003	12,640,640
Time, $100,000 and over	34,358,978	28,281,187

Total deposits	$80,501,600	$71,875,955

Deposits by insiders at December 31, 2004 and 2003 approximated $3,176,000 and $3,768,000, respectively.

Deposits from outside the Company’s market area obtained through brokers amounted to $28,592,150,or approximately 36%, and $22,039,790, or approximately 31%, at December 31, 2004 and 2003, respectively.

At December 31, 2004 the scheduled maturities of time deposits were as follows:

2005	$43,078,329
2006	3,209,523
2007	1,042,129

Total time deposits	$47,329,981

Interest expense by type of deposit account for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Interest checking	$24,531	$25,573	$30,452
Money market	180,566	165,472	221,653
Savings	4,460	4,827	6,579
Time	879,921	686,015	602,785

Interest expense	$1,089,478	$881,887	$861,469

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 8 - ADVANCES FROM FHLB

Advances from FHLB consisted of the following at December 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Maturing within:
1 year	$2,500,000	2.84%	$1,250,000	2.65%
2 years	1,250,000	3.78	1,250,000	3.24
3 years	-	-	1,250,000	3.78
5 years	3,000,000	3.73	-	-

Outstanding at end of year	$6,750,000	3.41%	$3,750,000	3.22%

At December 31, 2004, the FHLB advances were at fixed rates with original maturities ranging from one to five years. At December 31, 2004, one of the advances (with an outstanding balance of $3,000,000) is convertible at the option of the FHLB to three-month LIBOR if three-month LIBOR exceeds 7% in the five business days preceding May 30, 2006. Investment securities with a market value of approximately $7.8 million were pledged as collateral on the advances. At December 31, 2004, the Company had a total approved credit limit of approximately $19.3 million, subject to the Company’s ability to pledge qualifying collateral.

NOTE 9 - OTHER BORROWINGS

The following sets forth certain information about securities sold under agreements to repurchase during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance outstanding at end of year	$-	$-	$-
Average balance for months outstanding	-	-	4,788,204
Maximum month-end balance during year	-	-	4,854,000
Average interest rate for months outstanding	-%	-%	2.37%
Average interest rate at end of year	-%	-%	-%
Investment securities underlying the agreements at year end:
Carrying value	$-	$-	$-
Estimated fair value	-	-	-

The Company maintains federal funds lines of credit with correspondent banks to meet short-term liquidity needs. Advances under these agreements are unsecured and are limited to terms ranging from one to seven days. These banks have reserved the right to withdraw these lines at their option. At December 31, 2004, the Company had credit availability of $10,400,000 under these lines with no advances outstanding.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 10 - INCOME TAXES

The income tax effects of temporary differences in financial statement carrying values and the tax bases of assets and liabilities, as well as net operating loss carryforwards at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$594,045	$368,977
Allowance for loan losses	209,652	228,688
Other	44,442	33,870

Total deferred tax assets before valuation allowance	848,139	631,535
Less valuation allowance	45,903	45,903

Total deferred tax assets	802,236	585,632

Deferred tax liabilities:
Unrealized net gains on securities available for sale	105	20,763
Depreciation	76,993	106,934
Other	-	33,500

Total deferred tax liabilities	77,098	161,197

Net deferred tax asset	$725,138	$424,435

Net operating loss carryforwards expire in 2013 through 2016. The net deferred tax asset is included in other assets in the consolidated balance sheets.

The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Income taxes currently payable	$17,545	$9,372	$1,700
Deferred income tax provision (benefit)	(280,045)	40,626	22,800

Income tax provision (benefit)	$(262,500)	$49,998	$24,500

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is reconciled to the amount of income tax computed at the federal statutory rate on income (loss) before income taxes as follows:

	2004		2003			2002
Tax expense (benefit) at statutory rate	$(238,260)	(34.0)%	$46,169	34.0%		$21,090	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	(13,017)	(1.9)	2,548	1.9		1,100	1.7
Expenses not deductible for tax purposes	(11,223)	(1.6)	15,553	11.4		2,310	3.8
Valuation allowance adjustment	-	-	(14,272)	(10.	5)	-	-

Income tax provision (benefit)	$(262,500)	(37.5)%	$49,998	36.8%		$24,500	39.5%

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities arising from such litigation and claims will not be material to shareholders’ equity or the results from operations.

The Company has entered into employment agreements with two executive officers which have initial terms of three years. The agreements specify the annual compensation of the officers, incentive compensation and other benefits. The agreements also provide that in the event the officers’ employment is terminated or their position changed materially after a change in control, they are entitled to severance compensation in the amount of two times the sum of their base salary and their most recent bonus. Upon closing of the merger transaction, it is estimated that the executives will be paid approximately $660,000 in the aggregate.

The Company has a contract for data processing services through April 2009. Costs under the contract are approximately $13,000 per month. Upon closing of the merger transaction, it is estimated that there will be penalties of approximately $600,000 relating to early termination of the contracts for data processing and ancillary services.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The same credit policies used for on-balance sheet instruments are used in making commitments and conditional obligations.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $13,592,135 and outstanding letters of credit were $546,324. At December 31, 2004, unfunded commitments consisted of $12,754,729 at variable rates and $837,406 at fixed rates. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Plan which covers all eligible employees. Participants may contribute up to 15% of eligible compensation, and the Company contributes a discretionary amount, determined annually. Both employee and employer contributions are subject to certain limitations. Contributions to the Plan amounted to $27,349, $21,459, and $17,450 in the years ended December 31, 2004, 2003 and 2002, respectively.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for the benefit of the directors, officers and employees. Under terms of the Plan, the Board of Directors may grant options to purchase common stock (“options”) of the Company aggregating up to 250,000 shares. Options issued under the plan have a term of 10 years and vest in equal installments over a five-year period.

The following is a summary of activity in the stock option plan for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	134,500	$8.27	128,000	$8.22	113,000	$8.35
Granted	23,500	10.22	13,500	9.35	33,500	8.40
Forfeited	(13,500)	10.20	(7,000)	9.29	(18,500)	9.35

Outstanding, end of year	144,500	8.41	134,500	8.27	128,000	8.22

Options exercisable	82,400	8.44	58,000	8.59	37,100	8.95

Shares available for grant	105,500		15,500		22,000

The following is a summary of stock options outstanding at December 31, 2004:

			Weighted	Weighted		Weighted
		Number	Average	Average	Number	Average
Year	Range of	of Options	Remaining	Exercise	of Options	Exercise
Issued	Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
1999	$10.00	32,000	4.6	$10.00	32,000	$10.00
2000	$ 7.38-$10.00	6,500	5.7	9.39	5,200	9.39
2001	$ 6.60-$ 6.88	52,500	6.7	6.61	31,500	6.61
2002	$ 7.88-$ 9.42	27,500	7.3	8.49	11,000	8.49
2003	$ 9.35	13,500	8.4	9.35	2,700	9.35
2004	$10.20-$10.25	12,500	9.6	10.20	-	-

	$ 6.60-$10.25	144,500	6.7	$8.41	82,400	$8.44

Upon completion of the Company’s 1999 stock offering, each of the Company’s organizers received warrants to purchase 7,500 shares of common stock, or a total of 90,000 shares, at $10.00 per share and all were outstanding at December 31, 2004. The warrants vested immediately and are exercisable through January 12, 2009.

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS (Continued)

As described in Note 1, the Company accounts for these stock compensation plans under the recognition and measurement principles of APB Opinion No. 25, and no stock-based employee compensation cost is reflected in net income (loss). The Company utilizes the Black-Scholes valuation model to determine the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, which is disclosed in Note 1. The following assumptions were utilized in the application of the Black-Scholes model for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
Dividend yield	No	ne	No	ne	No	ne
Weighted average risk-free interest rate	3.3%		2.5%		4.2%
Expected volatility	20.0%		20.0%		20.0%
Expected life (years)	5		5		5

NOTE 15 - DIVIDENDS

Currently, the Company has no plans to initiate payment of cash dividends. It is anticipated that any future dividends paid by the Company would be dependent on the Bank’s earnings, capital requirements, and financial condition, as it is anticipated that such dividends would be dependent upon dividends received by the Holding Company from the Bank. The Bank is restricted by banking regulations in its ability to pay dividends and must obtain regulatory approval prior to payment.

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 16 - REGULATORY MATTERS (Continued)

					To be Well
					Capitalized
					Under Prompt
			For Capital Adequacy		Corrective
			Purposes		Action Provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in $000)
As of December 31, 2004
Total capital
(To risk weighted assets)	$8,650	11.1%	$6,234	8.0%	$7,793	10.0%
Tier 1 capital
(To risk weighted assets)	7,738	9.9	3,117	4.0	4,676	6.0
Tier 1 capital
(To average assets)	7,738	8.4	3,702	4.0	4,628	5.0

As of December 31, 2003
Total capital
(To risk weighted assets)	$7,902	11.6%	$5,468	8.0%	$6,835	10.0%
Tier 1 capital
(To risk weighted assets)	7,176	10.5	2,734	4.0	4,101	6.0
Tier 1 capital
(To average assets)	7,176	9.4	3,041	4.0	3,801	5.0

NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 2004 and 2003 is as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,394,040	$1,394,040	$2,605,113	$2,605,113
Federal funds sold	6,008,171	6,008,171	5,613,657	5,613,657
Investment securities available for sale	15,574,682	15,574,682	13,180,671	13,180,671
Investment securities held to maturity	-	-	959,035	987,890
FRB stock	220,650	220,650	220,650	220,650
FHLB stock	471,800	471,800	212,500	212,500
Loans, net	67,457,071	67,382,820	57,318,166	58,588,380
Accrued interest receivable	349,877	349,877	301,723	301,723

Financial Liabilities:
Deposits	80,501,600	78,116,008	71,875,955	71,871,103
Advances from FHLB	6,750,000	6,763,568	3,750,000	3,813,143
Drafts outstanding	527,661	527,661	439,704	439,704
Accrued interest payable	212,748	212,748	144,055	144,055

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 18 - PARENT COMPANY INFORMATION

Following is condensed financial information of New Commerce BanCorp (parent company only) as of and for the periods indicated:

Condensed Balance Sheets

	December 31,
	2004	2003
Assets:
Cash	$65,840	$598,487
Investment in Bank	7,737,730	7,211,061
Property and equipment	378,875	391,088
Investment securities held to maturity	-	459,035
Other assets	13,490	9,696

Total assets	$8,195,935	$8,669,367

Shareholders' equity	$8,195,935	$8,669,367

Condensed Statements of Operations

	Years Ended December 31,
	2004	2003	2002
Interest income	$12,634	$50,738	$56,790
Non-interest income	37,400	21,000	19,250
Non-interest expense	(55,835)	(65,421)	(47,695)

Income before equity in undistributed net income (loss) of Bank	(5,801)	6,317	28,345
Income tax provision (benefit)	(5,700)	2,338	11,000

Net income (loss) before equity in undistributed net income of Bank	(101)	3,979	17,345
Equity in undistributed net income (loss) of Bank	(438,164)	81,815	20,183

Net income (loss)	$(438,265)	$85,794	$37,528

NEW COMMERCE BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

NOTE 18 - PARENT COMPANY INFORMATION (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$(438,265)	$85,794	$37,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of discount on investment securities	(3,256)	(17,088)	(8,439)
Depreciation	12,213	13,443	11,649
Gain on sale of investment securities held to maturity	(16,400)	-	-
Decrease (increase) in other assets	(3,794)	2,262	14,449
Equity in undistributed net loss (income) of Bank	438,164	(81,815)	(20,183)

Net cash (used for) provided by operating activities	(11,338)	2,596	35,004

Investing Activities:
Capital contribution to Bank	(1,000,000)	-	-
Proceeds from principal prepayments on investment securities	79,482	344,703	140,989
Proceeds from sale of investment securities held to maturity	399,209	-	-
Purchase of investment securities	-	-	(198,688)
Purchase of property and equipment	-	-	(12,103)

Net cash (used for) provided by investing activities	(521,309)	344,703	(69,802)

Net Increase (Decrease) in Cash and Cash Equivalents	(532,647)	347,299	(34,798)

Cash and Cash Equivalents, Beginning of Year	598,487	251,188	285,986

Cash and Cash Equivalents, End of Year	$65,840	$598,487	$251,188

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information.

        None.

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

        Set forth below is information about each of our directors and executive officers. Each director listed below is also a director of New Commerce Bank.

        Richard W. Bailey, 71, has been a director since 1999 and is the owner of Bayco Development Company. He is also associated with Coldwell Banker Caine, holds a CCIM designation, and has been actively involved in commercial real estate and development since 1986. He is a past member of the Golden Strip and Greenville advisory boards of Branch Banking &Trust.

        Timothy A. Brett, 51, has been a director since 1999. He is the president of Brett Public Relations, Inc., a full service public relations company with offices in Greenville, Spartanburg and Columbia, South Carolina, which he founded in 1993. Mr. Brett previously served as director of Governmental Affairs and Community Relations for Michelin North America from 1987 until 1993. He was also a member of the South Carolina House of Representatives. After leaving the House of Representatives, he served in various positions under former Governor Carroll A. Campbell, Jr. He continually serves his community through his involvement in a number of charitable organizations, including the Salvation Army, the YMCA, and the Blue Ridge Council Boy Scouts. He is a 1974 Graduate of Newberry College and presently serves as a member of the College’s Board of Trustees.

        Marshall J. Collins, Jr., 63, is the Chairman of the company and has been a director since 1999. He is the retired chief executive officer and chairman of BI-LO, LLC and retired president and chief executive officer of Ahold USA Support Services in Mauldin, South Carolina. BI-LO, LLC is a multi-state grocery store chain and is one of the largest employers in Greenville County, South Carolina. Mr. Collins was born and grew up in Chicago, Illinois and is a graduate of St. Mary’s University in Winona, Minnesota and the Advanced Management Program at Harvard Business School. He currently is the chairman of the board of St. Francis Hospital in Greenville, South Carolina, is a board member of Earth Fare, a natural and organic food retailer, and is a board member of the South Carolina Waterfowl Association.

        Ralph S. Crawley, 70, has been a director since 1999. He is the co-founder and was the president of Carter and Crawley, Inc., a custom automated control systems supplier to industrial and utility clients from 1967 until it was sold to AZZ, Inc. of Fort Worth, Texas in 2001. Mr. Crawley remained as the general manager of Carter and Crawley, Inc. until his retirement in 2003. He previously was manager of control system manufacturing for Metal Products Corporation. Mr. Crawley graduated from Ruby High School in 1953 and attended Pierce College in Reseda, California. He has held several positions with RCA and TRW involving manufacturing and sales. Mr. Crawley is a past president and member of the Mauldin Rotary Club. Mr. Crawley was a member of the Mauldin Library Committee and chairman of the Building and Grounds Committee of the new Greenville County branch library located in Mauldin; past member of the Chamber of Commerce organizing board and past member of the Mauldin-Simpsonville advisory board of Bank of America.

        G. Mitchell Gault, 49, has been a director since 1999 and is the president of Kent-Gault Manufactured Homes, a retailer of manufactured homes to the upstate of South Carolina since 1959. Mr. Gault, a second-generation retailer, has been with Kent-Gault since 1977. Mr. Gault also is involved in the development of manufactured housing subdivisions, as well as owning and operating several manufactured housing rental communities in the Upstate. Mr. Gault graduated from the University of South Carolina in l977. He is a past president of the Fountain Inn Rotary Club. He has served on the board of Manufactured Housing Institute of South Carolina for ten years, including two terms as chairman of that association. He is a member of the Golden Strip YMCA Board of Directors and is a life-long member of Trinity United Methodist Church of Fountain Inn where he has served on the board and has chaired various committees.

        Robert T. Kellett, 62, has been a director since 1999. An entrepreneur since 1965, he owns and operates several businesses in the Golden Strip, including Tommy’s Snack Bar, Kellett Fuel Oil, and Kellett’s Korner, Inc. He is a native of Greenville County and he graduated from Hillcrest High School.

        Dennis O. Raines, 53, has been a director since 1999. He is an honor graduate of Limestone College from which he obtained a degree in business management. He was president of Utility Partners of America from 2002 to 2003 and was employed at Kemet Electronics for 26 years, serving in various management positions including manufacturing manager, human relations manager, and most recently business services manager. Mr. Raines served for six years as a member of the Mauldin City Council, where he was on the Recreation & Economic Development and Public Safety committees and was the chairman of the Finance & Policy committee. He is a former member of the Mauldin Library Task Force.

        R. Lamar Simpson, CPA, 46, is a senior vice president and the chief financial officer of our company and our bank. Mr. Simpson has nine years of experience in the financial services industry and before joining us in 2002, was most recently employed as chief financial officer of FirstSpartan Financial Corp. and First Federal Bank in Spartanburg, South Carolina from 1996 until the bank’s merger with BB&T Corp. in 2001. Prior to 1996, Mr. Simpson was a senior manager with Deloitte & Touche LLP, where he served clients principally in the financial services and real estate industries. Mr. Simpson received his B.S. degree in Business Administration and Accounting from Erskine College in 1981 and is a member of the American Institute of Certified Public Accountants and the South Carolina Association of CPAs.

        Frank W. Wingate, 44, has been a director and the president and chief executive officer of our company and our bank since October 1, 2001. He is a second-generation banker who has over 20 years of experience in both retail and commercial banking. Mr. Wingate graduated with a B.S. degree in Financial Management from Clemson University in 1983 and completed the course of study at The Graduate School of Banking of the South at Louisiana State University in 1993. His banking career began in 1983 at The Citizens & Southern National Bank in Atlanta. Mr. Wingate served as the founding president and chief executive officer of The Community Bank of Greenville, NA from 1996 until the bank’s merger with Regions Bank of Greenville in 1998. He held the position of Executive Vice President-Retail Banking with Community Bank & Trust, Cornelia, Georgia from May 2000 until his return to Greenville. He is a graduate of Leadership Greenville, Class XXIII, past member of the Board of Regents for Leadership Greenville, past treasurer and board member of Compass of Carolina, former member of Greenville East Rotary Club, is a board member and the current chairman of Junior Achievement of Greenville, Inc., and he serves on the board of the Mauldin Chamber of Commerce.

Audit Committee

        The audit committee is comprised of Messrs. Collins, Gault, and Raines. Each of these members is considered to be an independent director except for Mr. Collins who may not be independent because his ownership of the company exceeds 5%.

        The audit committee has the responsibility of reviewing internal audit and compliance reports, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. We do not intend to appoint any new directors prior to the scheduled closing date for our merger with South Carolina Bank & Trust. If we do not complete our merger, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert.

        Although none of the members of our audit committee qualify as “financial experts” as defined in the SEC rules, each of Messrs. Collins, Gault, and Raines has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee charter was adopted by the board of directors on November 27, 2000. The charter outlines the committee’s responsibilities for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts and may be amended by the board at any time. The audit committee reports its findings to the board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, it appears that they were filed in a timely fashion during 2004.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer and other executive officers of our company. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact R. Lamar Simpson at our main office to obtain a copy.

Item 10.   Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table shows the cash compensation paid to our chief executive officer and chief financial officer for the years ended December 31, 2004, 2003, and 2002. None of our other executive officers received total annual compensation, including salary and bonus, in excess of $100,000 for 2004.

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
				Other	Number of
				Annual	Securities	All Other
				Compensation	Underlying	Comp-
Name and Principal Position	Year	Salary	Bonus	(1)	Options	ensation (3)
Frank W. Wingate	2004	$ 149,167	$ 35,000	-	1,000	$ 7,109
President and Chief	2003	140,000	17,900	$ 11,989	-	6,259
Executive Officer	2002	125,000	-	-	-	4,919

R. Lamar Simpson	2004	114,167	90,000	-	1,000	5,355
Senior Vice President and	2003	104,167	5,000	-	-	4,718
Chief Financial Officer (2)	2002	53,042	-	-	10,000	1,591

(1)	Mr. Wingate and Mr. Simpson also receive indirect compensation in the form of certain perquisites and other personal benefits. The amounts of such benefits received in the fiscal years shown did not exceed the lesser of either $50,000 or 10% of their annual salary and bonus, except with respect to the reimbursement of $11,989 in taxes in 2003 for Mr. Wingate. We agreed to pay the cost of moving and selling his previous home, plus reimburse him for income taxes on any part of the reimbursement that was deemed to be taxable income. The payment also included taxes on the taxable income generated from the reimbursement.

(2)	Mr. Simpson’s annualized salary was $95,000 when he joined our company in June 2002. The 2002 amounts for salary and other annual compensation cover the period June 11, 2002 through December 31, 2002.

(3)	In 2004, Mr. Wingate’s other compensation consisted of $5,525 in 401(k) matching contributions and $1,584 in group term life premiums. In 2004, Mr. Simpson’s other compensation consisted of $3,875 in 401(k) matching contributions and $1,480 in group term life premiums.

Option Grants in Last Fiscal Year

        Pursuant to the New Commerce BanCorp Amended 1999 Stock Incentive Plan, approved by our board of directors and shareholders, we may grant options for up to 250,000 shares to our officers, directors, and employees. The following table sets forth information concerning the grant of stock options to the named executive officers during the year ended December 31, 2004.

Percent of
Total
	Number of	Options
	Securities	Granted to	Exercise or
	Underlying	Employees	Base Price
	Options	in Fiscal	Dollars per	Expiration
Name	Granted	Year	per Share)	Date

Frank W. Wingate	1,000	4.3%	$10.20	August 8, 2014

R. Lamar Simpson	1,000	4.3%	$10.20	August 8, 2014

Aggregated Option Exercises and Year-End Option Values

	Number of Unexercised Securities	Value of Unexercised In-
	Underlying Options at Fiscal	the-Money Options at
	Year End	Fiscal Year End (1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Frank W. Wingate	30,000/21,000	$331,500/$228,450

R. Lamar Simpson	4,000/7,000	$34,600/$57,550

_______________

(1)	The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing market price ($17.65) of the underlying common stock at December 31, 2004. Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.

Employment Agreements

        We entered into an employment agreement with Mr. Wingate on November 18, 2003 which had an initial term of three years with a provision for annual renewal. The agreement provides for an initial annual salary of $140,000 and a bonus of up to 35% of his salary if the company achieves certain written performance goals. Additionally, Mr. Wingate participates in our other employee benefit programs, is entitled to a life insurance policy, is provided an automobile allowance, and is provided travel and business expenses (including club dues). Mr. Wingate's employment agreement also provides that in the event his employment is terminated or his position is changed materially after a change in control of the company (as defined in the agreement), he is entitled to severance compensation in the amount of two times the sum of his base salary and his most recent bonus. Further, during Mr. Wingate's employment and for a period of 12 months following the termination of his employment (except for termination in the case of a change in control), he may not solicit customers or employees of the bank for any competing business enterprise or compete with the bank by serving as an organizer, director, officer, consultant or greater than 1% shareholder of any depository financial institution or holding company within our territory.

        Also, we entered into an employment agreement with Mr. Simpson on November 18, 2003 which had an initial term of three years with a provision for annual renewal. The agreement provides for an initial annual salary of $105,000 and a bonus of up to 25% of his salary if the company achieves certain written performance goals. Additionally, Mr. Simpson participates in our other employee benefit programs and is provided reimbursement of travel and business expenses. Mr. Simpson's employment agreement also provides that in the event his employment is terminated or his position is changed materially after a change in control of the company (as defined in the agreement), he is entitled to severance compensation in the amount of two times the sum of his base salary and his most recent bonus.

        Mr. Wingate has also entered into an employment agreement with SCBT. Upon the effective time of the merger, Mr. Wingate will serve as Senior Vice President and Area Executive of South Carolina Bank & Trust, N.A. The agreement is for a term of three years and Mr. Wingate will receive an annual base salary of $160,000. In addition and subject to certain exceptions, Mr. Wingate has agreed not to compete with SCBT in Greenville County during the term of the agreement and for a period of one year after termination of employment. In connection with the termination of his existing employment agreement with us, Mr. Wingate will receive a payment of $410,000. Mr. Simpson entered into a consulting agreement with SCBT. Upon the effective time of the merger, Mr. Simpson has agreed to provide consulting services to SCBT as requested by SCBT for a period of up to 90 days. Mr. Simpson will receive $11,000 per month for his services (prorated for any partial month). Under a separate agreement, Mr. Simpson also agreed not to compete with SCBT by participating in the formation of any new financial institution in Greenville County for a period of one year after the effective time of the merger. In connection with the termination of his existing employment agreement with us, Mr. Simpson will receive a payment of $250,000.

Director Compensation

        Neither the company nor the bank paid directors' fees during the last fiscal year.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows the number of shares of our common stock owned by our directors, executive officers, and owners of more than 5% of the outstanding common stock as of March 14, 2005. Unless otherwise indicated, the mailing address for each beneficial owner is in care of New Commerce BanCorp, 501 New Commerce Court, Greenville, South Carolina 29607. The mailing address for Mr. Stewart is 108 Maple Brook Court, Simpsonville, S.C. 29681.

	Number of		Percentage of
	Shares	Rights to	Beneficial
Name	Owned(1)	Acquire(2)	Ownership(3)
Richard W. Bailey	29,850	10,000	3.95%
Timothy A. Brett	15,000	10,000	2.48%
Marshall J. Collins, Jr.	41,500	10,000	5.10%
Ralph S. Crawley	50,000	10,000	5.94%
G. Mitchell Gault	15,100	10,000	2.49%
Robert T. Kellett	18,880	10,000	2.86%
Dennis O. Raines	5,500	10,000	1.53%
R. Lamar Simpson	18,200	4,000	2.21%
James D. Stewart	57,390	7,500	6.44%
Frank W. Wingate	12,000	30,000	4.08%
Directors, executive
officers, and 5% owners
as a group (10 persons)	263,420	111,500	33.73%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of the date of this report by exercising vested stock options but does not include any unvested stock options.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,000,000 shares of common stock outstanding on March 14, 2005.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights(b)	reflected in column(a))

Equity compensation
plans approved by
security holders	144,500	$ 8.41	105,500

Equity compensation
plans not approved
by security holders (1)	90,000	$10.00	None

Total	234,500	$ 9.02	105,500

(1)     See Note 14 to the consolidated financial statements for a description of the material features of the plan.

Item 12.   Certain Relationships and Related Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is the our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us or the bank. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13.   Exhibits.

(a)	The following documents are filed as part of this report:

2.1	Agreement and Plan of Merger by and among New Commerce and SCBT Financial Corporation (incorporated by reference to Form 8-K filed on December 20, 2004).

3.1.	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1.	See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1	Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2	Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).*

10.3	New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-KSB for the year ended December 31, 1999, File No. 000-26061).*

10.4	Employment Agreement with Frank W. Wingate (incorporated by reference to Exhibit 10.4 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

10.5	Employment Agreement with R. Lamar Simpson (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

10.6	Data Processing Services Agreement, Contract Modification and Addendums dated December 30, 2003 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).

10.7	New Commerce BanCorp Amended 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

21.1	Subsidiaries of the company.

23.1	Consent of Certified Public Accountants.

24.1	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services.

        The following sets forth the fees paid to our accounting firm during the years ended December 31, 2004 and 2003:

Type of Service	2004	2003

Audit	$30,002	$27,093
Tax	3,300	2,800
Other	3,545	2,010

Total	$36,847	$31,903

        Audit Fees - This category consists the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB.

        Tax Fees  - This category consists of fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the preparation of our tax returns.

        Other Fees  - This category consists of fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for services rendered for certain of our employee benefit plans related to compliance and reporting.

Oversight of Accountants; Approval of Accounting Fees.

        The audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The audit committee pre-approves the fees paid for the audit. No non-audit services that are prohibited by securities laws from being provided by an independent auditor have been provided. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW COMMERCE BANCORP

By: /s/ Frank W. Wingate
Frank W. Wingate
Date: March 23, 2005	President and Chief Executive Officer

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

Signature	Title	Date

/s/ Richard W. Baily Richard W. Baily	Director	March 23, 2005

/s/ Timothy A. Brett Timothy A. Brett	Director	March 23, 2005

/s/ Marshall J. Collins, Jr. Marshal J. Collins, Jr.	Director	March 23, 2005

/s/ Ralph S. Crawley Ralph S. Crawley	Director	March 23, 2005

_____________ G. Mitchell Gault	Director

Signature	Title	Date

/s/ Robert T. Kellet Robert T. Kellet	Director	March 23, 2005

/s/ Dennis O. Raines Dennis O. Raines	Director	March 23, 2005

/s/ Frank W. Wingate Frank W. Wingate	Director	March 23, 2005

/s/ R. Lamar Simpson R. Lamar Simpson	Principal Accounting Officer and Chief Financial Officer	March 23, 2005

INDEX TO EXHIBITS

Exhibit
Number                          Description

2.1	Agreement and Plan of Merger by and among New Commerce and SCBT Financial Corporation (incorporated by reference to Form 8-K filed on December 20, 2004).

3.1.	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1.	See Exhibits 3.1 and 3.2 for provisions in New Commerce BanCorp’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1	Data Processing Services Agreement and Contract Modification dated December 1, 1998 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2	Form of Stock Warrant Agreement for Warrants issued in 1999 (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form SB-2, File No. 333-70589).*

10.3	New Commerce BanCorp 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-KSB for the year ended December 31, 1999, File No. 000-26061).*

10.4	Employment Agreement with Frank W. Wingate (incorporated by reference to Exhibit 10.4 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

10.5	Employment Agreement with R. Lamar Simpson (incorporated by reference to Exhibit 10.5 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

10.6	Data Processing Services Agreement, Contract Modification and Addendums dated December 30, 2003 between New Commerce BanCorp and Jack Henry & Associates, Inc. (incorporated by reference to Exhibit 10.6 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).

10.7	New Commerce BanCorp Amended 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form 10-KSB for the year ended December 31, 2003, File No. 000-26061).*

21.1	Subsidiaries of the company.

23.1	Consent of Certified Public Accountants.

24.1	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

______________

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.